Form 10-Q
period 2023-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2023-08-03
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2023

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2023
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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cut and Jobs Act of 2017
2022 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2022
2021 Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CASAC	Clean Air Scientific Advisory Committee
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Columbia	Columbia Energy Center
cooling degree days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Energy Center
Dth	Dekatherms, a quantity measure for natural gas
EGU	Electric generating unit
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FTR	Financial Transmission Rights
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen oxide
NSPS	New Source Performance Standards
Paris	Paris Solar and Battery Park
the Petition	Petition for Judicial Review of Agency Action
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PM	Particulate Matter

PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin
ROE	Return on equity
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UFLPA	Uyghur Forced Labor Protection Act
USDOC	U.S. Department of Commerce
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues:
Electric revenues	$121,707	$112,164	$238,998	$222,291
Gas revenues	26,291	40,184	126,253	138,995
Total Operating Revenues	147,998	152,348	365,251	361,286

Operating Expenses:
Fuel for electric generation	13,599	13,880	27,406	27,365
Purchased power	5,845	13,621	21,231	26,164
Cost of gas sold	7,289	21,313	75,136	86,115
Other operations and maintenance	52,049	51,526	102,007	101,520
Depreciation and amortization	25,119	21,287	49,730	42,333
Other general taxes	5,707	5,263	11,317	10,468
Total Operating Expenses	109,608	126,890	286,827	293,965
Operating Income	38,390	25,458	78,424	67,321

Other income, net	4,937	7,696	10,292	14,668
Interest expense, net	(7,760)	(6,463)	(15,247)	(13,034)
Income before income taxes	35,567	26,691	73,469	68,955
Income tax provision	(6,886)	(4,930)	(13,710)	(12,774)
Net Income	$28,681	$21,761	$59,759	$56,181

Earnings Per Share of Common Stock
Basic	$0.79	$0.60	$1.65	$1.55
Diluted	$0.79	$0.60	$1.65	$1.55

Dividends per share of common stock	$0.408	$0.388	$0.815	$0.775

Weighted Average Shares Outstanding
Basic	36,163	36,163	36,163	36,163
Diluted	36,186	36,174	36,183	36,173

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net income	$59,759	$56,181
Items not affecting cash:
Depreciation and amortization	49,730	42,333
Deferred income taxes	12,713	11,990
Provision for doubtful receivables	882	882
Employee benefit plan cost (credit)	(1,227)	(4,146)
Equity earnings in investments	(5,240)	(5,127)
Other items	(885)	(865)
Changes in working capital items:
Decrease in current assets	34,098	4,800
Decrease in accounts payable	(20,508)	(610)
(Decrease) increase in other current liabilities	(2,105)	7,059
Dividends from investments	4,248	3,959
Cash contributions to pension and other postretirement plans	(3,540)	(3,351)
Other noncurrent items, net	(934)	(1,829)
Cash Provided by Operating Activities	126,991	111,276

Investing Activities:
Capital expenditures	(107,701)	(65,959)
Capital contributions to investments	(3,376)	(3,330)
Other	(682)	226
Cash Used for Investing Activities	(111,759)	(69,063)

Financing Activities:
Cash dividends paid on common stock	(29,473)	(28,027)
Repayments of long-term debt	(21,791)	(2,429)
Issuance of long-term debt	69,300	—
Repayments of short-term debt	(28,500)	(5,500)
Other	(1,479)	(612)
Cash Used for Financing Activities	(11,943)	(36,568)

Change in cash, cash equivalents, and restricted cash	3,289	5,645
Cash, cash equivalents, and restricted cash at beginning of period	17,968	18,835
Cash, cash equivalents, and restricted cash at end of period	$21,257	$24,480

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,446	$40,434

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$16,507	$11,604
Accounts receivable, less reserves of $6,147 and $7,050, respectively	41,025	55,407
Other accounts receivable, less reserves of $1,472 and $1,323, respectively	15,198	11,418
Unbilled revenues	26,650	43,086
Materials and supplies, at average cost	33,757	33,465
Fuel for electric generation, at average cost	12,524	7,962
Stored natural gas, at average cost	25,601	32,848
Prepaid taxes	20,025	19,132
Regulatory assets - current	16,347	9,541
Other current assets	14,897	19,017
Total Current Assets	222,531	243,480
Regulatory assets	97,801	103,900
Pension benefit asset	72,349	68,872
Other deferred assets and other	22,326	24,365
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,903,143	1,865,352
Construction work in progress	132,980	105,748
Total Property, Plant, and Equipment	2,036,123	1,971,100
Investments	108,938	105,883
Total Assets	$2,560,068	$2,517,600

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$35,079	$54,314
Short-term debt	42,000	70,500
Accounts payable	38,571	59,334
Accrued interest and taxes	8,750	7,868
Accrued payroll related items	10,337	13,064
Regulatory liabilities - current	15,831	11,925
Other current liabilities	8,831	8,057
Total Current Liabilities	159,399	225,062
Other Credits:
Deferred income taxes	266,807	252,190
Investment tax credit - deferred	47,785	48,735
Regulatory liabilities	153,549	156,988
Accrued pension and other postretirement benefits	54,179	53,607
Finance lease liabilities	17,860	17,108
Other deferred liabilities and other	96,251	96,990
Total Other Credits	636,431	625,618
Capitalization:
Common shareholders' equity	1,112,584	1,081,674
Long-term debt	651,654	585,246
Total Capitalization	1,764,238	1,666,920
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,560,068	$2,517,600

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended June 30, 2022
Beginning Balance	36,163	$36,163	$395,181	$616,809	$—	$1,048,153
Net income				21,761		21,761
Common stock dividends declared ($0.388 per share)				(14,014)		(14,014)
Equity-based compensation plans and other			157			157
Ending Balance - June 30, 2022	36,163	$36,163	$395,338	$624,556	$—	$1,056,057

Three Months Ended June 30, 2023
Beginning Balance	36,163	$36,163	$396,011	$666,196	$—	$1,098,370
Net income				28,681		28,681
Common stock dividends declared ($0.408 per share)				(14,737)		(14,737)
Equity-based compensation plans and other			270			270
Ending Balance - June 30, 2023	36,163	$36,163	$396,281	$680,140	$—	$1,112,584

Six Months Ended June 30, 2022
Beginning Balance	36,163	$36,163	$394,903	$596,402	$—	$1,027,468
Net income				56,181		56,181
Common stock dividends declared ($0.775 per share)				(28,027)		(28,027)
Equity-based compensation plans and other			435			435
Ending Balance - June 30, 2022	36,163	$36,163	$395,338	$624,556	$—	$1,056,057

Six Months Ended June 30, 2023
Beginning Balance	36,163	$36,163	$395,657	$649,854	$—	$1,081,674
Net income				59,759		59,759
Common stock dividends declared ($0.815 per share)				(29,473)		(29,473)
Equity-based compensation plans and other			624			624
Ending Balance - June 30, 2023	36,163	$36,163	$396,281	$680,140	$—	$1,112,584

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Revenues:
Electric revenues	$121,707	$112,164	$238,998	$222,291
Gas revenues	26,291	40,184	126,253	138,995
Total Operating Revenues	147,998	152,348	365,251	361,286

Operating Expenses:
Fuel for electric generation	13,599	13,880	27,406	27,365
Purchased power	5,845	13,621	21,231	26,164
Cost of gas sold	7,289	21,313	75,136	86,115
Other operations and maintenance	51,835	51,289	101,404	101,034
Depreciation and amortization	25,119	21,287	49,730	42,333
Other general taxes	5,707	5,263	11,317	10,468
Total Operating Expenses	109,394	126,653	286,224	293,479
Operating Income	38,604	25,695	79,027	67,807

Other income, net	3,254	4,519	6,161	8,037
Interest expense, net	(7,815)	(6,470)	(15,335)	(13,047)
Income before income taxes	34,043	23,744	69,853	62,797
Income tax provision	(6,436)	(4,117)	(12,603)	(11,117)
Net Income	$27,607	$19,627	$57,250	$51,680
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,375)	(5,588)	(10,895)	(10,344)
Net Income Attributable to MGE	$22,232	$14,039	$46,355	$41,336

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net income	$57,250	$51,680
Items not affecting cash:
Depreciation and amortization	49,730	42,333
Deferred income taxes	11,955	11,248
Provision for doubtful receivables	882	882
Employee benefit plan cost (credit)	(1,227)	(4,146)
Other items	(1,344)	851
Changes in working capital items:
Decrease in current assets	33,520	3,605
Decrease in accounts payable	(20,560)	(623)
(Decrease) increase in other current liabilities	(188)	9,303
Cash contributions to pension and other postretirement plans	(3,540)	(3,351)
Other noncurrent items, net	(1,428)	(2,233)
Cash Provided by Operating Activities	125,050	109,549

Investing Activities:
Capital expenditures	(107,701)	(65,959)
Other	(805)	(341)
Cash Used for Investing Activities	(108,506)	(66,300)

Financing Activities:
Cash dividends paid to parent by MGE	(21,000)	(12,000)
Distributions to parent from noncontrolling interest	(10,250)	(13,250)
Repayments of long-term debt	(21,791)	(2,429)
Issuance of long-term debt	69,300	—
Repayments of short-term debt	(28,500)	(5,500)
Other	(1,479)	(612)
Cash Used for Financing Activities	(13,720)	(33,791)

Change in cash, cash equivalents, and restricted cash	2,824	9,458
Cash, cash equivalents, and restricted cash at beginning of period	10,500	7,798
Cash, cash equivalents, and restricted cash at end of period	$13,324	$17,256

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,446	$40,434

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$8,574	$4,136
Accounts receivable, less reserves of $6,147 and $7,050, respectively	41,025	55,407
Other accounts receivable, less reserves of $1,472 and $1,323, respectively	15,195	11,416
Unbilled revenues	26,650	43,086
Materials and supplies, at average cost	33,757	33,465
Fuel for electric generation, at average cost	12,524	7,962
Stored natural gas, at average cost	25,601	32,848
Prepaid taxes	19,885	18,467
Regulatory assets - current	16,347	9,541
Other current assets	15,413	19,479
Total Current Assets	214,971	235,807
Regulatory assets	97,801	103,900
Pension benefit asset	72,349	68,872
Other deferred assets and other	22,528	24,817
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,903,171	1,865,380
Construction work in progress	132,980	105,748
Total Property, Plant, and Equipment	2,036,151	1,971,128
Investments	108	115
Total Assets	$2,443,908	$2,404,639

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$35,079	$54,314
Short-term debt	42,000	70,500
Accounts payable	38,501	59,317
Accrued interest and taxes	8,705	7,912
Accrued payroll related items	10,337	13,064
Regulatory liabilities - current	15,831	11,925
Other current liabilities	8,841	6,062
Total Current Liabilities	159,294	223,094
Other Credits:
Deferred income taxes	233,117	219,258
Investment tax credit - deferred	47,785	48,735
Regulatory liabilities	153,549	156,988
Accrued pension and other postretirement benefits	54,179	53,607
Finance lease liabilities	17,860	17,108
Other deferred liabilities and other	98,084	98,217
Total Other Credits	604,574	593,913
Capitalization:
Common shareholder's equity	879,578	854,223
Noncontrolling interest	148,808	148,163
Total Equity	1,028,386	1,002,386
Long-term debt	651,654	585,246
Total Capitalization	1,680,040	1,587,632
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,443,908	$2,404,639

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended June 30, 2022
Beginning balance	17,348	$17,348	$252,917	$555,839	$—	$144,343	$970,447
Net income				14,039		5,588	19,627
Cash dividends paid to parent by MGE				(7,000)			(7,000)
Distributions to parent from noncontrolling interest						(4,250)	(4,250)
Ending Balance - June 30, 2022	17,348	$17,348	$252,917	$562,878	$—	$145,681	$978,824

Three Months Ended June 30, 2023
Beginning balance	17,348	$17,348	$252,917	$595,581	$—	$147,683	$1,013,529
Net income				22,232		5,375	27,607
Cash dividends paid to parent by MGE				(8,500)			(8,500)
Distributions to parent from noncontrolling interest						(4,250)	(4,250)
Ending Balance - June 30, 2023	17,348	$17,348	$252,917	$609,313	$—	$148,808	$1,028,386

Six Months Ended June 30, 2022
Beginning balance	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394
Net income				41,336		10,344	51,680
Cash dividends paid to parent by MGE				(12,000)			(12,000)
Distributions to parent from noncontrolling interest						(13,250)	(13,250)
Ending Balance - June 30, 2022	17,348	$17,348	$252,917	$562,878	$—	$145,681	$978,824

Six Months Ended June 30, 2023
Beginning balance	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386
Net income				46,355		10,895	57,250
Cash dividends paid to parent by MGE				(21,000)			(21,000)
Distributions to parent from noncontrolling interest						(10,250)	(10,250)
Ending Balance - June 30, 2023	17,348	$17,348	$252,917	$609,313	$—	$148,808	$1,028,386

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

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

The accompanying consolidated financial statements as of June 30, 2023, and during the three and six months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2022 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 107 of the 2022 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2023	2022	2023	2022
Cash and cash equivalents	$16,507	$11,604	$8,574	$4,136
Restricted cash	838	867	838	867
Receivable - margin account	3,912	5,497	3,912	5,497
Cash, cash equivalents, and restricted cash	$21,257	$17,968	$13,324	$10,500

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of June 30, 2023, early retirement of Columbia was probable.

The net book value of our ownership share of this generating unit was $139.0 million as of June 30, 2023. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for both Units.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of June 30, 2023.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Equity earnings from investment in ATC	$2,599	$2,592	$5,182	$5,070
Dividends received from ATC	2,042	1,958	4,248	3,959
Capital contributions to ATC	1,601	540	1,958	1,783

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term.

In July 2023, MGE Transco made a $1.1 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Operating revenues	$203,776	$191,605	$404,202	$382,604
Operating expenses	(101,517)	(95,256)	(200,593)	(190,747)
Other income, net	565	344	956	748
Interest expense, net	(33,504)	(29,059)	(66,414)	(57,499)
Earnings before members' income taxes	$69,320	$67,634	$138,151	$135,106

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2023, MGE recorded $8.5 million and $16.9 million, respectively, for transmission service compared to $7.8 million and $15.7 million for comparable periods in 2022. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of June 30, 2023, and December 31, 2022, MGE had a receivable due from ATC of $5.2 million and $4.8 million, respectively. The receivable is primarily related to transmission interconnection activities at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended June 30,	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(0.7)	(0.7)	(0.7)	(0.7)
Credit for electricity from renewable energy	(5.2)	(5.7)	(5.6)	(6.2)
AFUDC equity, net	(0.4)	(0.4)	(0.4)	(0.4)
Amortization of utility excess deferred tax - tax reform(a)	(1.6)	(1.9)	(1.7)	(2.6)
Other, net, individually insignificant	0.1	—	0.1	—
Effective income tax rate	19.4%	18.5%	18.9%	17.3%

	MGE Energy		MGE
Six Months Ended June 30,	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(0.7)	(0.7)	(0.7)	(0.8)
Credit for electricity from renewable energy	(5.6)	(5.6)	(6.1)	(6.1)
AFUDC equity, net	(0.4)	(0.4)	(0.5)	(0.5)
Amortization of utility excess deferred tax - tax reform(a)	(1.7)	(1.9)	(1.8)	(2.0)
Other, net, individually insignificant	(0.1)	(0.1)	(0.1)	(0.1)
Effective income tax rate	18.7%	18.5%	18.0%	17.7%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For both the three months ended June 30, 2023 and 2022, MGE recognized $0.9 million. For the six months ended June 30, 2023 and 2022, MGE recognized $1.8 million and $1.9 million, respectively. Included in the 2022 and 2023 rate settlement was a net collection from customers of the gas portion of deficient deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For both the three months ended June 30, 2023 and 2022, MGE recognized $0.4 million. For both the six months ended June 30, 2023 and 2022, MGE recognized $0.7 million.
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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Pension Benefits
Components of net periodic benefit cost:
Service cost	$694	$1,195	$1,446	$2,532
Interest cost	4,337	2,784	8,659	5,580
Expected return on assets	(6,302)	(7,844)	(12,624)	(15,695)
Amortization of:
Prior service credit	—	(5)	—	(10)
Actuarial loss	492	484	880	1,208
Net periodic benefit (credit) cost	$(779)	$(3,386)	$(1,639)	$(6,385)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$190	$314	$390	$647
Interest cost	835	479	1,654	970
Expected return on assets	(646)	(839)	(1,297)	(1,682)
Amortization of:
Transition obligation	—	—	1	1
Prior service credit	—	(75)	—	(149)
Actuarial (gain) loss	(65)	24	(95)	72
Net periodic benefit (credit) cost	$314	$(97)	$653	$(141)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and six months ended June 30, 2023, MGE deferred $0.4 million and $0.8 million, respectively, of pension and other postretirement costs. During the three and six months ended June 30, 2022, MGE recovered $0.3 million and $0.6 million, respectively, of pension and other postretirement costs previously deferred. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements.

a.
Common Stock - MGE Energy.

Shares of MGE Energy common stock are sold through MGE Energy's Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three and six months ended June 30, 2023 and 2022, MGE Energy issued no new shares of common stock under the Stock Plan.

b.
Dilutive Shares Calculation - MGE Energy.

As of June 30, 2023, 19,290 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

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

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and six months ended June 30, 2023, MGE recorded $0.7 million and $1.8 million, respectively, in compensation expense related to share-based compensation awards compared to $0.3 million and $0.7 million for the comparable periods in 2022.

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

8.
Commitments and Contingencies - MGE Energy and MGE.

a.
Environmental.

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. Effects of the environmental compliance requirements discussed below will depend upon the final retirement dates approved and compliance requirement dates.

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

With the closure of the wet pond system (as described in further detail in the CCR section below), Columbia will be in compliance with ELG requirements.

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

In March 2023, the EPA published a proposed update to this rule that further regulates the wastewater discharges associated with coal-fired power plants. The proposed rule focuses on wastewater discharges from flue gas desulfurization, bottom ash transport water, and combustion residual leachate. The proposed rule includes some flexibility for plants that have already installed pollution controls based on previous versions of the rule, and flexibility for plants that will be retiring or switching to natural gas by certain dates. MGE expects this rule, if finalized as proposed, to impact our Elm Road Units. However, we will not know the impact of this rule with any certainty until the rule is finalized.

•
The EPA's cooling water intake rules require cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens).

Blount's WPDES permit assumes that the plant meets BTA standards for the duration of its permit which expires in 2023. The Wisconsin Department of Natural Resources (WDNR) will include any BTA requirements in Blount's next permit renewal, which is expected to be completed and effective in 2023. Once the WDNR determines the BTA requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements.

Intakes at Columbia are subject to this rule. The Columbia operator's most recent permit requires that studies of intake structures be submitted to the WDNR by November 2023 to help determine BTA. Columbia's permit renewal application is due in 2024. BTA improvements may be limited or not required in the renewal permit given the owners' plan to retire both units by June of 2026. MGE will continue to work with Columbia's operator to evaluate regulatory requirements applicable to the planned retirements. MGE does not expect this rule to have a material effect on Columbia.

•
Greenhouse Gas (GHG) new source performance standards (NSPS) and emission guidelines established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units (EGUs), including existing and proposed regulations governing existing, new, or modified fossil-fuel generating units.

In May 2023, the EPA proposed a rule under section 111 of the Clean Air Act to establish NSPS and emission guidelines to limit GHG emissions from existing fossil fuel-fired EGUs and new, modified, and/or reconstructed fossil fuel-fired power plants. The EPA anticipates promulgating a final rule in 2024. MGE fossil fuel-fired generation units would be subject to the rule as proposed. MGE expects larger-sized units with long range retirement plans, West Riverside and the Elm Road units, may need to employ technology to achieve reduction. Columbia may not be impacted due to the owners' planned retirement of the existing fossil fuel fired units by 2026. However, we will not know the impact of this rule with any certainty until the rule is finalized. MGE will continue to evaluate greenhouse gas rule developments, including any new EPA actions towards final rule development.

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a "moderate" nonattainment area. The deadline for moderate classified areas to meet attainment standards is August 2024. MGE will continue to monitor the WDNR State Implementation Plan development, summer Ozone levels in Milwaukee County, and the extent to which any requirements will impact the Elm Road

Units. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS will have a material effect on the Units based on final designations.

•
The EPA's proposed rule to regulate Fine Particulate Matter (PM2.5).

In January 2023, the EPA published a proposed rule to lower the average annual PM2.5 NAAQS from its current level. The EPA has also solicited comments on whether to lower the annual standard further than the proposed level, and whether or not to also lower the maximum 24-hour limit to be consistent with recommendations from its Clean Air Scientific Advisory Committee (CASAC). Neither the proposed annual PM2.5 NAAQS or the 24-hour limit recommended by the CASAC are expected to impact the counties where Columbia and the Elm Road Units are located. However, if the annual PM2.5 NAAQS is lowered further than the EPA's currently proposed value, Milwaukee County may be in nonattainment with the standard. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which may include additional emission limitations for the Elm Road units. However, we will not know the impact of this rule until it is finalized, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

•
Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule.

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished through a reduction in NOx and SO2 from qualifying fossil-fuel fired power plants in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

In March 2023, the EPA finalized its Federal Implementation Plan (FIP) to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. The final rule impacts 23 states, including Wisconsin. For Wisconsin, the rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. The final rule is effective partway through the 2023 ozone season on August 1, 2023. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. MGE expects to meet the emission reductions with immediately available measures. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan (SIP) to meet its obligations or accept the EPA's FIP. MGE is reviewing the final rule. Based on our current evaluation, the 2026 additional emission reductions may impact the Elm Road Units and additional upgrades may be needed to comply, however, we will not know the final impact until evaluations are completed.

•
The EPA's Coal Combustion Residuals (CCR) Rule.

The CCR rule regulates the disposal of solid waste coal ash and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. A site-specific extension to initiate closure of the primary ash pond at Columbia by March 31, 2023, was requested, and was met. The EPA has confirmed that Columbia met the required extension requirements, has documented that Columbia ceased the receipt of waste on March 23, 2023, and has noted that Columbia's obligations under this portion of the CCR Rule are now complete.

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

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of June 30, 2023:

(In thousands)	2023	2024	2025	2026	2027	Thereafter
Coal(a)	$20,814	$23,039	$14,426	$2,868	$—	$—
Natural gas(b)	22,107	41,377	25,517	14,873	2,165	11,995
	$42,921	$64,416	$39,943	$17,741	$2,165	$11,995

(a)
Total coal commitments for MGE's share of the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.
(b)
MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are approved by FERC but may be subject to change. MGE's natural gas supply commitments include market-based pricing.

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
(b)
The electric rate increase was driven by additions to generation assets including our investments in Badger Hollow II (solar), Paris (solar and battery), Red Barn (wind), and West Riverside (natural gas). In addition, the reopener request included an increase in fuel costs and the recovery of deferred 2021 fuel costs. The reopener also revised the depreciation schedule for Columbia Unit 2 and shared equipment to 2029 to align with the depreciation schedule for Unit 1.
(c)
In April 2023, MGE filed a proposed 2-year rate case and PSCW approval is pending. A final order is expected before the end of the year.
(d)
The proposed electric rate increase is driven by an increase in rate base including our investments made in West Riverside, local solar, and continued investment in grid modernization. Also driving the requested electric increase are higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas rate increase is also attributable to our investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). The proposed gas increase is offset by a tax benefit related to excess deferred taxes.
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

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 2% in 2023 and 1% in 2022. The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarizes deferred electric fuel-related costs:

	Fuel Costs (in millions)	Refund or Recovery Period
2021 deferred fuel costs	$3.3(a)	January 2023 through December 2023(b)
2022 deferred fuel costs	$8.8	(c)
2023 deferred fuel savings	($1.2)	(d)

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
(d)
These costs will be subject to the PSCW's annual review of 2023 fuel costs, expected to be completed in 2024.
10.
Derivative and Hedging Instruments - MGE Energy and MGE.
a.
Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, the derivatives are recognized in the consolidated balance sheets at fair value. MGE's financial commodity derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability depending on whether the derivative is in a net loss or net gain position, respectively. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are refundable or recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2023		December 31, 2022
Commodity derivative contracts	391,760	MWh	353,600	MWh
Commodity derivative contracts	6,960,000	Dth	8,070,000	Dth
FTRs	4,018	MW	1,945	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of June 30, 2023, and December 31, 2022, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $5.0 million and $5.1 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2023
Commodity derivative contracts(a)	$1,016	$5,881	Other current liabilities
Commodity derivative contracts(a)	28	581	Other deferred liabilities and other
FTRs	401	—	Other current assets

December 31, 2022
Commodity derivative contracts(a)	$2,164	$7,687	Other current liabilities
Commodity derivative contracts(a)	802	476	Other deferred liabilities and other
FTRs	103	—	Other current assets

(a)
As of June 30, 2023, and December 31, 2022, collateral of $5.4 million and $5.2 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2023
Commodity derivative contracts	$1,044	$(1,044)	$—	$—
FTRs	401	—	—	401

December 31, 2022
Commodity derivative contracts	$2,966	$(2,966)	$—	$—
FTRs	103	—	—	103

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2023
Commodity derivative contracts	$6,462	$(1,044)	$(5,418)	$—

December 31, 2022
Commodity derivative contracts	$8,163	$(2,966)	$(5,197)	$—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2023		2022
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended June 30:
Balance as of April 1,	$7,813	$455	$(9,641)	$267
Unrealized loss (gain)	92	—	(5,988)	—
Realized (loss) gain reclassified to a deferred account	(1,988)	1,988	1,551	(1,551)
Realized (loss) gain reclassified to income statement	(900)	(1,369)	5,594	1,123
Balance as of June 30,	$5,017	$1,074	$(8,484)	$(161)

Six Months Ended June 30:
Balance as of January 1,	$5,094	$2,747	$(617)	$770
Unrealized loss (gain)	14,395	—	(17,321)	—
Realized (loss) gain reclassified to a deferred account	(8,905)	8,905	2,830	(2,830)
Realized (loss) gain reclassified to income statement	(5,567)	(10,578)	6,624	1,899
Balance as of June 30,	$5,017	$1,074	$(8,484)	$(161)

	Realized Losses (Gains)
	2023		2022
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$2,942	$—	$(5,333)	$45
FTRs	(673)	—	597	—
PPA	—	—	(2,026)	—

Six Months Ended June 30:
Commodity derivative contracts	$10,387	$6,451	$(5,645)	$(836)
FTRs	(693)	—	600	—
PPA	—	—	(2,642)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2023, and December 31, 2022, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2023, no counterparties had defaulted.

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

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$691,069	$623,604	$643,560	$571,374

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.3 million and $4.0 million as of June 30, 2023, and December 31, 2022, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of June 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$1,445	$881	$—	$564
Exchange-traded investments	1,816	1,816	—	—
Total Assets	$3,261	$2,697	$—	$564
Liabilities:
Derivatives, net(b)	$6,462	$3,006	$—	$3,456
Deferred compensation	5,050	—	5,050	—
Total Liabilities	$11,512	$3,006	$5,050	$3,456

MGE
Assets:
Derivatives, net(b)	$1,445	$881	$—	$564
Exchange-traded investments	108	108	—	—
Total Assets	$1,553	$989	$—	$564
Liabilities:
Derivatives, net(b)	$6,462	$3,006	$—	$3,456
Deferred compensation	5,050	—	5,050	—
Total Liabilities	$11,512	$3,006	$5,050	$3,456

	Fair Value as of December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	1,516	1,516	—	—
Total Assets	$4,585	$2,869	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

MGE
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	115	115	—	—
Total Assets	$3,184	$1,468	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

(b)
As of June 30, 2023, and December 31, 2022, collateral of $5.4 million and $5.2 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$(3,740)	$6,779	$(866)	$178
Realized and unrealized gains (losses):
Included in regulatory assets	848	—	(2,026)	—
Included in regulatory liability	—	2,180	—	8,780
Included in other comprehensive income	—	—	—	—
Included in earnings	(903)	6,143	(5,574)	6,998
Included in current assets	—	45	—	118
Purchases	—	4,777	—	11,803
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	903	(10,965)	5,574	(18,918)
Balance as of June 30,	$(2,892)	$8,959	$(2,892)	$8,959
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30,(c)	$—	$—	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Purchased power expense	$(903)	$6,188	$(5,574)	$7,161
Cost of gas sold expense	—	(45)	—	(163)
Total	$(903)	$6,143	$(5,574)	$6,998

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of June 30, 2023(a)	Date of Commercial Operation
Red Barn(b)	10%	Wind	9.16 MW	$18 million	$16.4 million	April 2023
Badger Hollow II(c)	33%	Solar	50 MW	$86 million(j)	$53.3 million(f)	Late 2023 or early 2024(g)
Paris(d)	10%	Solar/Battery	20 MW/11 MW	$61 million(j)	$25.8 million	2024(g)(h)
Darien(e)	10%	Solar/Battery	25 MW/ 7.5 MW	$50 million(j)	$11.4 million	2024(g)(h)
West Riverside	3.4%	Natural Gas	25 MW	$25 million	$24.7 million	(i)

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
(g)
Estimated date of commercial operation.
(h)
Battery storage timing to be determined.

(i)
In March 2023, MGE purchased an ownership interest in West Riverside, a natural gas-fired facility located in Beloit, WI, from WPL, operator and co-owner of the plant. West Riverside was placed in-service in 2020.
(j)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.

MGE received specific approval to recover 100% AFUDC on Badger Hollow II, Paris, and Darien. During the three and six months ended June 30, 2023, MGE recognized $1.5 million and $2.9 million, respectively, after tax, in AFUDC for these projects compared to $0.6 million and $1.0 million for the comparable periods in 2022.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2023	2022	2023	2022
Residential	$40,324	$37,555	$81,544	$78,029
Commercial	63,428	57,960	122,965	112,409
Industrial	3,577	3,476	6,863	6,623
Other-retail/municipal	10,243	9,376	19,862	18,205
Total retail	117,572	108,367	231,234	215,266
Sales to the market	3,554	3,198	6,312	6,080
Other	366	385	1,190	693
Total electric revenues	121,492	111,950	238,736	222,039

Gas revenues
Residential	16,688	23,648	72,412	80,331
Commercial/Industrial	8,207	15,172	49,710	55,423
Total retail	24,895	38,820	122,122	135,754
Gas transportation	1,235	1,340	3,767	3,216
Other	161	24	364	25
Total gas revenues	26,291	40,184	126,253	138,995

Non-regulated energy revenues	215	214	262	252
Total Operating Revenue	$147,998	$152,348	$365,251	$361,286

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2022 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2023
Operating revenues	$121,492	$26,291	$215	$—	$—	$—	$147,998
Interdepartmental revenues	193	2,770	10,195	—	—	(13,158)	—
Total operating revenues	121,685	29,061	10,410	—	—	(13,158)	147,998
Equity in earnings of investments	—	—	—	2,629	—	—	2,629
Net income (loss)	21,556	581	5,470	1,914	(840)	—	28,681

Three Months Ended June 30, 2022
Operating revenues	$111,950	$40,184	$214	$—	$—	$—	$152,348
Interdepartmental revenues	(66)	8,058	10,353	—	—	(18,345)	—
Total operating revenues	111,884	48,242	10,567	—	—	(18,345)	152,348
Equity in earnings of investments	—	—	—	2,623	—	—	2,623
Net income	13,012	1,093	5,522	1,908	226	—	21,761

Six Months Ended June 30, 2023
Operating revenues	$238,736	$126,253	$262	$—	$—	$—	$365,251
Interdepartmental revenues	141	9,431	20,745	—	—	(30,317)	—
Total operating revenues	238,877	135,684	21,007	—	—	(30,317)	365,251
Equity in earnings of investments	—	—	—	5,240	—	—	5,240
Net income (loss)	34,870	11,340	11,040	3,813	(1,304)	—	59,759

Six Months Ended June 30, 2022
Operating revenues	$222,039	$138,995	$252	$—	$—	$—	$361,286
Interdepartmental revenues	52	14,179	20,668	—	—	(34,899)	—
Total operating revenues	222,091	153,174	20,920	—	—	(34,899)	361,286
Equity in earnings of investments	—	—	—	5,127	—	—	5,127
Net income	27,629	13,177	10,874	3,730	771	—	56,181

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2023
Operating revenues	$121,492	$26,291	$215	$—	$147,998
Interdepartmental revenues	193	2,770	10,195	(13,158)	—
Total operating revenues	121,685	29,061	10,410	(13,158)	147,998
Net income attributable to MGE	21,556	581	5,470	(5,375)	22,232

Three Months Ended June 30, 2022
Operating revenues	$111,950	$40,184	$214	$—	$152,348
Interdepartmental revenues	(66)	8,058	10,353	(18,345)	—
Total operating revenues	111,884	48,242	10,567	(18,345)	152,348
Net income attributable to MGE	13,012	1,093	5,522	(5,588)	14,039

Six Months Ended June 30, 2023
Operating revenues	$238,736	$126,253	$262	$—	$365,251
Interdepartmental revenues	141	9,431	20,745	(30,317)	—
Total operating revenues	238,877	135,684	21,007	(30,317)	365,251
Net income attributable to MGE	34,870	11,340	11,040	(10,895)	46,355

Six Months Ended June 30, 2022
Operating revenues	$222,039	$138,995	$252	$—	$361,286
Interdepartmental revenues	52	14,179	20,668	(34,899)	—
Total operating revenues	222,091	153,174	20,920	(34,899)	361,286
Net income attributable to MGE	27,629	13,177	10,874	(10,344)	41,336

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in "Item 1A. Risk Factors" in our 2022 Annual Report on Form 10-K.

During the three months ended June 30, 2023, MGE Energy's earnings were $28.7 million or $0.79 per share compared to $21.8 million or $0.60 per share during the same period in the prior year. MGE's earnings during the three months ended June 30, 2023, were $22.2 million compared to $14.0 million during the same period in the prior year.

During the six months ended June 30, 2023, MGE Energy's earnings were $59.8 million or $1.65 per share compared to $56.2 million or $1.55 per share during the same period in the prior year. MGE's earnings during the six months ended June 30, 2023, were $46.4 million compared to $41.3 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2023	2022	2023	2022
Electric Utility	$21.6	$13.0	$34.9	$27.6
Gas Utility	0.6	1.1	11.4	13.2
Nonregulated Energy	5.4	5.5	11.0	10.9
Transmission Investments	1.9	1.9	3.8	3.7
All Other	(0.8)	0.3	(1.3)	0.8
Net Income	$28.7	$21.8	$59.8	$56.2

Our net income during the three and six months ended June 30, 2023, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to earnings for 2023. Timing of 2023 depreciation expense and lower fuel costs also contributed to higher earnings in the first half of 2023. Depreciation expense is expected to increase during the remainder of 2023 after significant capital projects (Badger Hollow II and Paris) are completed. The increase in earnings in 2023 was partially offset by lower electric retail sales attributable to warmer than normal weather during the heating season in the first quarter of 2023. Electric retail sales decreased approximately 3% during the first quarter of 2023 compared to the same period in the prior year.

Gas Utility

Lower gas retail sales resulting from warmer than normal weather in the first quarter of 2023 contributed to lower gas earnings for the six months ended June 30, 2023. Gas retail sales decreased approximately 12%. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by approximately 14% in the first half of 2023 compared to the same period in the prior year.

All Other

Investment distribution losses from our venture capital funds resulted in lower earnings in 2023 compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies such as greater sustainability.

The following developments affected the first six months of 2023:

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

Utility Solar: Large solar generation projects recently purchased, completed, or under construction, are shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of June 30, 2023(a)	Date of Commercial Operation
Red Barn	10%	Wind	9.16 MW	$18 million	$16.4 million	April 2023
Badger Hollow II	33%	Solar	50 MW	$86 million(f)	$53.3 million(b)(c)	Late 2023 or early 2024(d)
Paris	10%	Solar/Battery	20 MW/11 MW	$61 million(f)	$25.8 million(b)	2024(d)(e)
Darien	10%	Solar/Battery	25 MW/ 7.5 MW	$50 million(f)	$11.4 million(b)	2024(d)(e)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $4.0 million, $1.3 million, and $0.1 million of AFUDC equity through June 30, 2023, on Badger Hollow II, Paris, and Darien, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(d)
Estimated date of commercial operation.
(e)
Battery storage timing to be determined.
(f)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.

West Riverside: In March 2023, MGE purchased a 3.4% ownership interest in the natural gas-fired facility West Riverside from WPL, the operator of the plant for approximately $25 million. MGE's share of the generation capacity of West Riverside is 25 MW.

Deferred Fuel Savings: MGE has deferred fuel savings through the six months ended June 30, 2023. As of June 30, 2023, MGE had deferred $1.2 million of 2023 fuel savings. These costs will be subject to the PSCW's annual review of 2023 fuel costs, expected to be completed during 2024. See Footnote 9 of the Notes to the Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

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

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.2% and 6.4% of our net income during the six months ended June 30, 2023 and 2022, respectively, from our investment in ATC.

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

•
Growing renewable generation. During 2023 through 2027 MGE has forecasted over 40% of its total capital expenditures will be for several renewable generation projects. The forecasted capital expenditures include announced projects such as Red Barn (Wind; 9.16 MW), Badger Hollow II (Solar; 50 MW), Paris (Solar and Battery; 20 MW/11 MW), Darien (Solar and Battery; 25 MW/7.5 MW), recently PSCW approved solar project Koshkonong (Solar and Battery; 30 MW/16.5 MW), and other projects to be announced in the future. See the 2023-2027 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

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

Financing Plans: As of June 30, 2023, MGE has $86 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures and maturing long-term debt. MGE expects to use a portion of the remaining authority during the second half of 2023 to refinance $30 million long-term debt maturing in September 2023.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Three Months Ended June 30, 2023 and 2022

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands, except CDD)	2023	2022	% Change	2023	2022	% Change
Residential	$40,324	$37,555	7.4%	201,892	204,967	(1.5)%
Commercial	63,428	57,960	9.4%	438,953	446,387	(1.7)%
Industrial	3,577	3,476	2.9%	38,354	40,262	(4.7)%
Other-retail/municipal	10,243	9,376	9.2%	92,796	91,685	1.2%
Total retail	117,572	108,367	8.5%	771,995	783,301	(1.4)%
Sales to the market	3,554	3,198	11.1%	50,207	22,064	127.6%
Other	366	385	(4.9)%	—	—	—%
Total	$121,492	$111,950	8.5%	822,202	805,365	2.1%

Cooling degree days (normal 194)				205	277	(26.0)%

Electric revenue increased $9.5 million during the three months ended June 30, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$10.2
Revenue subject to refund, net	1.8
Sales to the market	0.4
Customer fixed and demand charges	(1.6)
Net decrease in commercial, industrial and other-retail/municipal volume	(0.8)
Decrease in residential volume	(0.5)
Total	$9.5

•
Rate changes. In December 2022, the PSCW authorized MGE to increase 2023 rates for retail electric customers by approximately 9.01%. Rates charged to retail customers during the three months ended June 30, 2023 were $10.2 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

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

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended June 30, 2023, sales made at higher market volumes were partially offset by decreased market prices compared to the same period in the prior year, reflecting an increase in sales. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Customer fixed and demand charges. During the three months ended June 30, 2023, fixed and demand charges decreased $1.6 million primarily attributable to the decrease in demand charges for commercial customers and decreased fixed residential customer charge.

Electric fuel and purchased power

	Three Months Ended June 30,
(In millions)	2023	2022	$ Change
Fuel for electric generation	$13.6	$13.9	$(0.3)
Purchased power	5.8	13.6	(7.8)

The $0.3 million decrease in fuel for electric generation was due to an approximately 21% decrease in the average cost offset by an approximately 24% increase in internal generation. Columbia generation was higher during the three months ended June 30, 2023, compared to the same period in the prior year as a result of market prices.

The $7.8 million decrease in purchased power was due to an approximately 39% decrease in market purchases as a result of higher internal generation and an approximately 53% decrease in average cost.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended June 30,			Three Months Ended June 30,
rate per therm of retail customer)	2023	2022	% Change	2023	2022	% Change
Residential	$16,688	$23,648	(29.4)%	13,593	15,263	(10.9)%
Commercial/Industrial	8,207	15,172	(45.9)%	14,794	15,902	(7.0)%
Total retail	24,895	38,820	(35.9)%	28,387	31,165	(8.9)%
Gas transportation	1,235	1,340	(7.8)%	16,032	16,810	(4.6)%
Other	161	24	n.m.%	—	—	—%
Total	$26,291	$40,184	(34.6)%	44,419	47,975	(7.4)%

Heating degree days (normal 812)				739	870	(15.1)%

Average rate per therm of retail customer	$0.877	$1.246	(29.6)%

n.m. not meaningful

Gas revenue decreased $13.9 million during the three months ended June 30, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$(10.7)
Decrease in volume	(3.7)
Other	0.5
Total	$(13.9)

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2023 rates for retail gas customers by approximately 0.96%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the three months ended June 30, 2023.

The average retail rate per therm for the three months ended June 30, 2023, decreased approximately 30% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

•
Volume. For the three months ended June 30, 2023, retail gas deliveries decreased approximately 9% compared to the same period in the prior year primarily attributable to favorable weather conditions during the second quarter of 2022.

Cost of gas sold

Cost of gas sold decreased $14.0 million during the three months ended June 30, 2023, compared to the same period in the prior year. Average cost per therm decreased approximately 62% and therms delivered decreased approximately 11%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the three months ended June 30, 2023, operations and maintenance expenses increased $0.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$1.1
Increased other expenses	0.6
Increased administrative and general costs	0.3
Decreased electric distribution expenses	(1.1)
Decreased customer accounts costs	(0.4)
Total	$0.5

•
Increased electric production expenses are primarily related to an increase in Columbia maintenance costs.

•
Electric distribution expenses were higher in 2022 primarily related to June 2022 storm response costs.

Consolidated depreciation expense

Electric depreciation expense increased $3.7 million and gas depreciation expense increased $0.1 million during the three months ended June 30, 2023, compared to the same period in the prior year. As part of the PSCW approved electric limited reopener for 2023, MGE accelerated the depreciation schedule for Columbia Unit 2 from 2038 to 2029 to align with the depreciation schedule approved for Columbia Unit 1. The accelerated depreciation schedule, which began in 2023, for Columbia Unit 2 contributed to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During both the three months ended June 30, 2023 and 2022, net income at the nonregulated energy operations segment was $5.5 million.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During both the three months ended June 30, 2023 and 2022, other income at the transmission investment segment primarily reflects ATC's operations and was $2.6 million. See Footnote 3 of the Notes to Consolidated Financial

Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC.

All Other Operations - MGE Energy

Other income

The decrease of $1.5 million in other income from all other operations during the three months ended June 30, 2023 primarily results from increased investment distribution losses from our venture capital funds compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies such as greater sustainability.

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

	Three Months Ended
	June 30,
(In millions)	2023	2022
MGE Power Elm Road	$3.6	$3.8
MGE Power West Campus	1.8	1.8

Results of Operations

Six Months Ended June 30, 2023 and 2022

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands, except CDD)	2023	2022	% Change	2023	2022	% Change
Residential	$81,544	$78,029	4.5%	408,082	426,851	(4.4)%
Commercial	122,965	112,409	9.4%	860,125	872,916	(1.5)%
Industrial	6,863	6,623	3.6%	74,606	79,523	(6.2)%
Other-retail/municipal	19,862	18,205	9.1%	172,475	172,295	0.1%
Total retail	231,234	215,266	7.4%	1,515,288	1,551,585	(2.3)%
Sales to the market	6,312	6,080	3.8%	53,823	73,216	(26.5)%
Other revenues	1,190	693	71.7%	—	—	—%
Total	$238,736	$222,039	7.5%	1,569,111	1,624,801	(3.4)%

Cooling degree days (normal 194)				205	277	(26.0)%

Electric revenue increased $16.7 million during the six months ended June 30, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$20.3
Revenue subject to refund, net	2.6
Other	0.5
Sales to the market	0.2
Decrease in residential volume	(2.8)
Customer fixed and demand charges	(2.4)
Net decrease in commercial, industrial and other-retail/municipal volume	(1.7)
Total	$16.7

•
Rate changes. In December 2022, the PSCW authorized MGE to increase 2023 rates for retail electric customers by approximately 9.01%. Rates charged to retail customers during the six months ended June 30, 2023 were $20.3 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

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

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the six months ended June 30, 2023, sales were made at higher market prices and partially offset by decreased market volumes compared to the same period in the prior year, reflecting a decrease in sales. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Residential volume. During the six months ended June 30, 2023, residential sales decreased by approximately 4% compared to the same period in the prior year. This decrease was driven by warmer than normal weather in the first quarter of 2023.

•
Customer fixed and demand charges. During the six months ended June 30, 2023, fixed and demand charges decreased $2.4 million primarily attributable to the decrease in demand charges for commercial customers. and decreased fixed residential customer charge.

•
Commercial, industrial and other-retail/municipal volume. During the six months ended June 30, 2023, sales decreased by approximately 2% compared to the same period in the prior year driven by warmer weather in the first quarter of 2023.

Electric fuel and purchased power

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change
Fuel for electric generation	$27.4	$27.4	$—
Purchased power	21.2	26.2	(5.0)

The $5.0 million decrease in purchased power was due to an approximately 13% decrease in market purchases as a result of lower customer sales and an approximately 26% decrease in average cost.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Six Months Ended June 30,			Six Months Ended June 30,
rate per therm of retail customer)	2023	2022	% Change	2023	2022	% Change
Residential	$72,412	$80,331	(9.9)%	60,746	70,925	(14.4)%
Commercial/Industrial	49,710	55,423	(10.3)%	57,249	63,794	(10.3)%
Total retail	122,122	135,754	(10.0)%	117,995	134,719	(12.4)%
Gas transportation	3,767	3,216	17.1%	38,305	42,876	(10.7)%
Other revenues	364	25	n.m.%	—	—	—%
Total	$126,253	$138,995	(9.2)%	156,300	177,595	(12.0)%

Heating degree days (normal 4,365)				3,929	4,588	(14.4)%

Average rate per therm of retail customer	$1.035	$1.008	2.7%

n.m. not meaningful

Gas revenue decreased $12.7 million during the six months ended June 30, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(11.4)
Rate changes	(2.2)
Other	0.9
Total	$(12.7)

•
Volume. For the six months ended June 30, 2023, retail gas deliveries decreased approximately 12% compared to the same period in the prior year primarily attributable to warmer than normal weather in the first quarter of 2023. During the first quarter of 2022, the weather was slightly colder than normal.

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2023 rates for retail gas customers by approximately 0.96%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the six months ended June 30, 2023.

The average retail rate per therm excluding customer fixed charge for the six months ended June 30, 2023, decreased approximately 2% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

Cost of gas sold

Cost of gas sold decreased $11.0 million during the six months ended June 30, 2023, compared to the same period in the same period in the prior year. Therms delivered decreased approximately 13%, partially offset by an approximately 1% increase in cost per therm. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the six months ended June 30, 2023, operations and maintenance expenses increased $0.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$1.2
Increased other expenses	0.7
Increased administrative and general costs	0.6
Decreased customer accounts costs	(1.1)
Decreased electric distribution expenses	(0.9)
Total	$0.5

•
Increased electric production expenses are primarily related to an increase in Columbia maintenance costs.

•
Decreased customer accounts costs are primarily related to lower technology support costs which were higher in 2022 during the stabilization period of the new customer information system that went live in September 2021.

•
Electric distribution expenses were higher in 2022 primarily related to June 2022 storm response costs.

Consolidated depreciation expense

Electric depreciation expense increased $7.2 million and gas depreciation expense increased $0.2 million during the six months ended June 30, 2023, compared to the same period in the prior year. As part of the PSCW approved electric limited reopener for 2023, MGE accelerated the depreciation schedule for Columbia Unit 2 from 2038 to 2029 to align with the depreciation schedule approved for Columbia Unit 1. The accelerated depreciation schedule, which began in 2023, for Columbia Unit 2 contributed to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the six months ended June 30, 2023 and 2022, net income at the nonregulated energy operations segment was $11.0 million and $10.9 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the six months ended June 30, 2023 and 2022, other income at the transmission investment segment primarily reflects ATC's operations and was $5.2 million and $5.1 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC.

All Other Operations - MGE Energy

Other income

The decrease of $2.6 million in other income from all other operations during the six months ended June 30, 2023, primarily results from increased investment distribution losses from our venture capital funds compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies such as greater sustainability.

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

	Six Months Ended
	June 30,
(In millions)	2023	2022
MGE Power Elm Road	$7.3	$6.7
MGE Power West Campus	3.6	3.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2023, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2022 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of June 30, 2023, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2023 and 2022:

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Cash provided by (used for):
Operating activities	$126,991	$111,276	$125,050	$109,549
Investing activities	(111,759)	(69,063)	(108,506)	(66,300)
Financing activities	(11,943)	(36,568)	(13,720)	(33,791)

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

Cash provided by operating activities during the six months ended June 30, 2023, was $127.0 million, an increase of $15.7 million when compared to the same period in the prior year, driven by:

A $28.1 million increase in cash as a result of higher overall collections from customers during the six months ended June 30, 2023, when compared to the prior year. This increase was driven by the 2023 rates approved by the PSCW, effective January 1, 2023, and decrease in the per-unit cost of natural gas during the six months ended June 30, 2023.

These increases in net cash provided by operating activities were partially offset by:

A decrease of $3.3 million in cash from higher payments for MGE Energy's federal and state taxes during the six months ended June 30, 2023, when compared to the prior year.

A decrease of $1.7 million in cash from higher payments for interest, driven by MGE's issuance of long-term debt during the fourth quarter of 2022 and first quarter of 2023, compared to the prior period.

A decrease of $6.7 million in cash from higher payments for other operation and maintenance expenses. During the first quarter of 2023, a $2.0 million contribution to the MGE Foundation was paid.

MGE

Cash provided by operating activities during the six months ended June 30, 2023, was $125.1 million, an increase of $15.5 million when compared to the same period in the prior year, driven by:

A $28.1 million increase in cash as a result of higher overall collections from customers during the six months ended June 30, 2023, when compared to the prior year. This increase was driven by the 2023 rates approved by the PSCW, effective January 1, 2023, and decrease in the per-unit cost of natural gas during the six months ended June 30, 2023.

These increases in net cash provided by operating activities were partially offset by:

A decrease of $3.0 million in cash from higher payments for MGE's federal and state taxes during the six months ended June 30, 2023, when compared to the prior year.

A decrease of $1.7 million in cash from higher payments for interest, driven by MGE's issuance of long-term debt during the fourth quarter of 2022 and first quarter of 2023, compared to the prior period.

A decrease of $7.4 million in cash from higher payments for other operation and maintenance expenses.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $42.7 million during the six months ended June 30, 2023, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2023, were $107.7 million. This amount represents an increase of $41.7 million from the expenditures made in the same period in the prior year. This increase primarily reflects the purchase of 25 MW of West Riverside and purchase of Red Barn wind farm.

MGE

MGE's cash used for investing activities increased $42.2 million during the six months ended June 30, 2023, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2023, were $107.7 million. This amount represents an increase of $41.7 million from the expenditures made in the same period in the prior year. This increase primarily reflects the purchase of 25 MW of West Riverside purchase of Red Barn wind farm.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the six months ended June 30, 2023, capital expenditures for MGE Energy and MGE totaled $107.7 million, which included $105.2 million of utility capital expenditures. The primary driver of the increased utility capital expenditures during the six months ended June 30, 2023, were the purchases of West Riverside and Red Barn wind farm.

MGE does not currently expect any material changes to its construction plans as presented in the 2023 through 2027 capital expenditure forecast included under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2022 Annual Report on Form 10-K. MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce investigation. These disruptions have had and may continue to impact current and future solar projects increasing costs or causing delays in construction timelines. As projects are delayed, timing of capital expenditures will be correspondingly shifted. See "Other Matters" below for additional information on the solar procurement disruptions.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $11.9 million during the six months ended June 30, 2023, compared to $36.6 million for the same period in the prior year.

During the six months ended June 30, 2023, dividends paid were $29.5 million compared to $28.0 million in the prior year. The increase reflected a higher dividend rate per share ($0.815 vs. $0.775).

During the six months ended June 30, 2023, MGE borrowed $50 million through the issuance of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds was tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms. There were no long-term debt borrowings during the six months ended June 30, 2022.

During the six months ended June 30, 2023, net short-term debt repayments were $28.5 million, compared to $5.5 million of repayments in the same period in the prior year.

MGE

During the six months ended June 30, 2023, cash used for MGE's financing activities was $13.7 million, compared to $33.8 million for the same period in the prior year.

During the six months ended June 30, 2023, cash dividends to parent (MGE Energy) were $21.0 million, compared to $12.0 million in the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $10.3 million during the six months ended June 30, 2023, compared to $13.3 million in the same period in the prior year.

During the six months ended June 30, 2023, MGE borrowed $50 million through the issuance of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds was tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms. There were no long-term debt borrowings during the six months ended June 30, 2022.

During the six months ended June 30, 2023, net short-term debt repayments were $28.5 million, compared to $5.5 million of repayments in the same period in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2023	December 31, 2022
Common shareholders' equity	60.4%	60.4%
Long-term debt(a)	37.3%	35.7%
Short-term debt	2.3%	3.9%

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

We derived approximately 6.2% and 6.4% of our net income during the six months ended June 30, 2023 and 2022, respectively, from our investment in ATC.

Uyghur Forced Labor Protection Act

In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. The Uyghur Forced Labor Protection Act (UFLPA), a federal law that became effective on June 21, 2022, further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. Suppliers for MGE's current solar projects were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and MGE expects the same will be true for UFLPA purposes, however we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in our capital plan. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW and expect to request recovery of any increases in MGE's next rate proceeding.

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

Item 4. Controls and Procedures.

During the second quarter of 2023, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2023, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2023, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

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

MGE ENERGY, INC.

Date: August 3, 2023	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 3, 2023	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: August 3, 2023	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Chief Accounting Officer and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: August 3, 2023	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 3, 2023	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: August 3, 2023	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Chief Accounting Officer and Controller (Chief Accounting Officer)