Form 10-Q
period 2023-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2023-11-02
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2023

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2023
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

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues:
Electric revenues	$139,104	$133,090	$378,102	$355,381
Gas revenues	21,424	30,310	147,677	169,305
Total Operating Revenues	160,528	163,400	525,779	524,686

Operating Expenses:
Fuel for electric generation	19,712	21,045	47,118	48,410
Purchased power	7,021	9,593	28,252	35,757
Cost of gas sold	5,160	14,523	80,296	100,638
Other operations and maintenance	53,997	49,194	156,004	150,714
Depreciation and amortization	25,241	21,447	74,971	63,780
Other general taxes	5,605	5,111	16,922	15,579
Total Operating Expenses	116,736	120,913	403,563	414,878
Operating Income	43,792	42,487	122,216	109,808

Other income, net	10,549	6,068	20,841	20,736
Interest expense, net	(7,654)	(6,652)	(22,901)	(19,686)
Income before income taxes	46,687	41,903	120,156	110,858
Income tax provision	(8,830)	(8,183)	(22,540)	(20,957)
Net Income	$37,857	$33,720	$97,616	$89,901

Earnings Per Share of Common Stock
Basic	$1.05	$0.93	$2.70	$2.49
Diluted	$1.05	$0.93	$2.70	$2.49

Dividends per share of common stock	$0.428	$0.408	$1.243	$1.183

Weighted Average Shares Outstanding
Basic	36,163	36,163	36,163	36,163
Diluted	36,189	36,176	36,185	36,174

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net income	$97,616	$89,901
Items not affecting cash:
Depreciation and amortization	74,971	63,780
Deferred income taxes	16,326	18,021
Provision for doubtful receivables	1,323	1,323
Employee benefit plan cost (credit)	(2,976)	(6,087)
Equity earnings in investments	(7,930)	(6,626)
Other items	(2,502)	(2,821)
Changes in working capital items:
Decrease (increase) in current assets	33,976	(5,992)
(Decrease) increase in accounts payable	(16,586)	66
Decrease in other current liabilities	(3,714)	(5,897)
Dividends from investments	6,305	5,964
Cash contributions to pension and other postretirement plans	(5,290)	(5,095)
Other noncurrent items, net	2,519	(2,255)
Cash Provided by Operating Activities	194,038	144,282

Investing Activities:
Capital expenditures	(150,298)	(133,409)
Capital contributions to investments	(5,986)	(3,938)
Other	(206)	128
Cash Used for Investing Activities	(156,490)	(137,219)

Financing Activities:
Cash dividends paid on common stock	(44,933)	(42,763)
Repayments of long-term debt	(53,048)	(3,655)
Issuance of long-term debt	109,300	—
(Repayments of) proceeds from short-term debt	(48,500)	34,500
Other	(2,128)	(745)
Cash Used for Financing Activities	(39,309)	(12,663)

Change in cash, cash equivalents, and restricted cash	(1,761)	(5,600)
Cash, cash equivalents, and restricted cash at beginning of period	17,968	18,835
Cash, cash equivalents, and restricted cash at end of period	$16,207	$13,235

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$17,716	$11,218

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$11,269	$11,604
Accounts receivable, less reserves of $6,082 and $7,050, respectively	43,819	55,407
Other accounts receivable, less reserves of $1,490 and $1,323, respectively	17,270	11,418
Unbilled revenues	24,687	43,086
Materials and supplies, at average cost	35,329	33,465
Fuel for electric generation, at average cost	9,492	7,962
Stored natural gas, at average cost	27,595	32,848
Prepaid taxes	13,856	19,132
Regulatory assets - current	18,308	9,541
Other current assets	14,786	19,017
Total Current Assets	216,411	243,480
Regulatory assets	96,764	103,900
Pension benefit asset	74,087	68,872
Other deferred assets and other	21,485	24,365
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,902,032	1,865,352
Construction work in progress	168,504	105,748
Total Property, Plant, and Equipment	2,070,536	1,971,100
Investments	111,249	105,883
Total Assets	$2,590,532	$2,517,600

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,112	$54,314
Short-term debt	22,000	70,500
Accounts payable	53,593	59,334
Accrued interest and taxes	7,368	7,868
Accrued payroll related items	13,155	13,064
Regulatory liabilities - current	13,462	11,925
Other current liabilities	8,148	8,057
Total Current Liabilities	122,838	225,062
Other Credits:
Deferred income taxes	271,453	252,190
Investment tax credit - deferred	47,369	48,735
Regulatory liabilities	155,026	156,988
Accrued pension and other postretirement benefits	54,531	53,607
Finance lease liabilities	17,932	17,108
Other deferred liabilities and other	96,102	96,990
Total Other Credits	642,413	625,618
Capitalization:
Common shareholders' equity	1,135,253	1,081,674
Long-term debt	690,028	585,246
Total Capitalization	1,825,281	1,666,920
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,590,532	$2,517,600

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended September 30, 2022
Beginning Balance	36,163	$36,163	$395,338	$624,556	$—	$1,056,057
Net income				33,720		33,720
Common stock dividends declared ($0.408 per share)				(14,736)		(14,736)
Equity-based compensation plans and other			159			159
Ending Balance - September 30, 2022	36,163	$36,163	$395,497	$643,540	$—	$1,075,200

Three Months Ended September 30, 2023
Beginning Balance	36,163	$36,163	$396,281	$680,140	$—	$1,112,584
Net income				37,857		37,857
Common stock dividends declared ($0.428 per share)				(15,460)		(15,460)
Equity-based compensation plans and other			272			272
Ending Balance - September 30, 2023	36,163	$36,163	$396,553	$702,537	$—	$1,135,253

Nine Months Ended September 30, 2022
Beginning Balance	36,163	$36,163	$394,903	$596,402	$—	$1,027,468
Net income				89,901		89,901
Common stock dividends declared ($1.183 per share)				(42,763)		(42,763)
Equity-based compensation plans and other			594			594
Ending Balance - September 30, 2022	36,163	$36,163	$395,497	$643,540	$—	$1,075,200

Nine Months Ended September 30, 2023
Beginning Balance	36,163	$36,163	$395,657	$649,854	$—	$1,081,674
Net income				97,616		97,616
Common stock dividends declared ($1.243 per share)				(44,933)		(44,933)
Equity-based compensation plans and other			896			896
Ending Balance - September 30, 2023	36,163	$36,163	$396,553	$702,537	$—	$1,135,253

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Revenues:
Electric revenues	$139,104	$133,090	$378,102	$355,381
Gas revenues	21,424	30,310	147,677	169,305
Total Operating Revenues	160,528	163,400	525,779	524,686

Operating Expenses:
Fuel for electric generation	19,712	21,045	47,118	48,410
Purchased power	7,021	9,593	28,252	35,757
Cost of gas sold	5,160	14,523	80,296	100,638
Other operations and maintenance	53,847	48,989	155,251	150,024
Depreciation and amortization	25,241	21,447	74,971	63,780
Other general taxes	5,605	5,106	16,922	15,573
Total Operating Expenses	116,586	120,703	402,810	414,182
Operating Income	43,942	42,697	122,969	110,504

Other income, net	7,824	4,430	13,985	12,467
Interest expense, net	(7,721)	(6,662)	(23,056)	(19,709)
Income before income taxes	44,045	40,465	113,898	103,262
Income tax provision	(8,093)	(7,664)	(20,696)	(18,781)
Net Income	$35,952	$32,801	$93,202	$84,481
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,487)	(5,603)	(16,382)	(15,947)
Net Income Attributable to MGE	$30,465	$27,198	$76,820	$68,534

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net income	$93,202	$84,481
Items not affecting cash:
Depreciation and amortization	74,971	63,780
Deferred income taxes	15,218	17,706
Provision for doubtful receivables	1,323	1,323
Employee benefit plan cost (credit)	(2,976)	(6,087)
Other items	(2,604)	(636)
Changes in working capital items:
Decrease (increase) in current assets	33,076	(7,238)
(Decrease) increase in accounts payable	(16,583)	64
Decrease in other current liabilities	(1,809)	(3,706)
Cash contributions to pension and other postretirement plans	(5,290)	(5,095)
Other noncurrent items, net	1,840	(2,806)
Cash Provided by Operating Activities	190,368	141,786

Investing Activities:
Capital expenditures	(150,298)	(133,409)
Other	(1,338)	(680)
Cash Used for Investing Activities	(151,636)	(134,089)

Financing Activities:
Cash dividends paid to parent by MGE	(30,000)	(21,000)
Distributions to parent from noncontrolling interest	(17,250)	(17,500)
Repayments of long-term debt	(53,048)	(3,655)
Issuance of long-term debt	109,300	—
(Repayments of) proceeds from short-term debt	(48,500)	34,500
Other	(2,128)	(745)
Cash Used for Financing Activities	(41,626)	(8,400)

Change in cash, cash equivalents, and restricted cash	(2,894)	(703)
Cash, cash equivalents, and restricted cash at beginning of period	10,500	7,798
Cash, cash equivalents, and restricted cash at end of period	$7,606	$7,095

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$17,716	$11,218

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$2,668	$4,136
Accounts receivable, less reserves of $6,082 and $7,050, respectively	43,819	55,407
Other accounts receivable, less reserves of $1,490 and $1,323, respectively	17,268	11,416
Unbilled revenues	24,687	43,086
Materials and supplies, at average cost	35,329	33,465
Fuel for electric generation, at average cost	9,492	7,962
Stored natural gas, at average cost	27,595	32,848
Prepaid taxes	14,055	18,467
Regulatory assets - current	18,308	9,541
Other current assets	15,284	19,479
Total Current Assets	208,505	235,807
Regulatory assets	96,764	103,900
Pension benefit asset	74,087	68,872
Other deferred assets and other	21,611	24,817
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,902,060	1,865,380
Construction work in progress	168,504	105,748
Total Property, Plant, and Equipment	2,070,564	1,971,128
Investments	83	115
Total Assets	$2,471,614	$2,404,639

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,112	$54,314
Short-term debt	22,000	70,500
Accounts payable	53,578	59,317
Accrued interest and taxes	7,323	7,912
Accrued payroll related items	13,155	13,064
Regulatory liabilities - current	13,462	11,925
Other current liabilities	8,148	6,062
Total Current Liabilities	122,778	223,094
Other Credits:
Deferred income taxes	237,414	219,258
Investment tax credit - deferred	47,369	48,735
Regulatory liabilities	155,026	156,988
Accrued pension and other postretirement benefits	54,531	53,607
Finance lease liabilities	17,932	17,108
Other deferred liabilities and other	98,198	98,217
Total Other Credits	610,470	593,913
Capitalization:
Common shareholder's equity	901,043	854,223
Noncontrolling interest	147,295	148,163
Total Equity	1,048,338	1,002,386
Long-term debt	690,028	585,246
Total Capitalization	1,738,366	1,587,632
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,471,614	$2,404,639

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended September 30, 2022
Beginning balance	17,348	$17,348	$252,917	$562,878	$—	$145,681	$978,824
Net income				27,198		5,603	32,801
Cash dividends paid to parent by MGE				(9,000)			(9,000)
Distributions to parent from noncontrolling interest						(4,250)	(4,250)
Ending Balance - September 30, 2022	17,348	$17,348	$252,917	$581,076	$—	$147,034	$998,375

Three Months Ended September 30, 2023
Beginning balance	17,348	$17,348	$252,917	$609,313	$—	$148,808	$1,028,386
Net income				30,465		5,487	35,952
Cash dividends paid to parent by MGE				(9,000)			(9,000)
Distributions to parent from noncontrolling interest						(7,000)	(7,000)
Ending Balance - September 30, 2023	17,348	$17,348	$252,917	$630,778	$—	$147,295	$1,048,338

Nine Months Ended September 30, 2022
Beginning balance	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394
Net income				68,534		15,947	84,481
Cash dividends paid to parent by MGE				(21,000)			(21,000)
Distributions to parent from noncontrolling interest						(17,500)	(17,500)
Ending Balance - September 30, 2022	17,348	$17,348	$252,917	$581,076	$—	$147,034	$998,375

Nine Months Ended September 30, 2023
Beginning balance	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386
Net income				76,820		16,382	93,202
Cash dividends paid to parent by MGE				(30,000)			(30,000)
Distributions to parent from noncontrolling interest						(17,250)	(17,250)
Ending Balance - September 30, 2023	17,348	$17,348	$252,917	$630,778	$—	$147,295	$1,048,338

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

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

The accompanying consolidated financial statements as of September 30, 2023, and during the three and nine months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2022 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 107 of the 2022 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2023	2022	2023	2022
Cash and cash equivalents	$11,269	$11,604	$2,668	$4,136
Restricted cash	645	867	645	867
Receivable - margin account	4,293	5,497	4,293	5,497
Cash, cash equivalents, and restricted cash	$16,207	$17,968	$7,606	$10,500

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of September 30, 2023, early retirement of Columbia was probable.

The net book value of our ownership share of this generating unit was $133.0 million as of September 30, 2023. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that include retirement dates of 2029 for both Units.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of September 30, 2023.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Equity earnings from investment in ATC	$2,662	$1,473	$7,844	$6,543
Dividends received from ATC	2,057	2,005	6,305	5,964
Capital contributions to ATC	1,075	536	3,033	2,319

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term.

In October 2023, MGE Transco made a $0.7 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Operating revenues	$206,197	$169,779	$610,399	$552,383
Operating expenses	(102,819)	(97,629)	(303,412)	(288,376)
Other income, net	701	272	1,657	1,020
Interest expense, net	(33,555)	(34,794)	(99,969)	(92,293)
Earnings before members' income taxes	$70,524	$37,628	$208,675	$172,734

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2023, MGE recorded $8.5 million and $25.4 million, respectively, for transmission service compared to $7.9 million and $23.6 million for comparable periods in 2022. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of September 30, 2023, and December 31, 2022, MGE had a receivable due from ATC of $5.3 million and $4.8 million, respectively. The receivable is primarily related to transmission interconnection activities at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended September 30,	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(0.6)	(0.6)	(0.6)	(0.7)
Credit for electricity from renewable energy	(4.9)	(4.9)	(5.2)	(5.2)
AFUDC equity, net	(0.9)	(0.4)	(1.0)	(0.4)
Amortization of utility excess deferred tax - tax reform(a)	(1.4)	(1.7)	(1.5)	(1.8)
Other, net, individually insignificant	(0.5)	(0.1)	(0.5)	(0.2)
Effective income tax rate	18.9%	19.5%	18.4%	18.9%

	MGE Energy		MGE
Nine Months Ended September 30,	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.2	6.3	6.2
Amortized investment tax credits	(0.7)	(0.7)	(0.7)	(0.7)
Credit for electricity from renewable energy	(5.4)	(5.3)	(5.7)	(5.7)
AFUDC equity, net	(0.6)	(0.4)	(0.7)	(0.5)
Amortization of utility excess deferred tax - tax reform(a)	(1.6)	(1.8)	(1.7)	(1.9)
Other, net, individually insignificant	(0.2)	(0.1)	(0.3)	(0.2)
Effective income tax rate	18.8%	18.9%	18.2%	18.2%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the three months ended September 30, 2023 and 2022, MGE recognized $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2023 and 2022, MGE recognized $2.7 million and $2.9 million, respectively. Included in the 2022 and 2023 rate settlement was a net collection from customers of the gas portion of deficient deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For both the three months ended September 30, 2023 and 2022, MGE recognized $0.3 million. For both the nine months ended September 30, 2023 and 2022, MGE recognized $1.0 million.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Pension Benefits
Components of net periodic benefit cost:
Service cost	$723	$1,266	$2,169	$3,798
Interest cost	4,330	2,791	12,989	8,371
Expected return on assets	(6,312)	(7,848)	(18,936)	(23,543)
Amortization of:
Prior service credit	—	(5)	—	(15)
Actuarial loss	440	604	1,320	1,812
Net periodic benefit (credit) cost	$(819)	$(3,192)	$(2,458)	$(9,577)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$195	$323	$585	$970
Interest cost	827	485	2,481	1,455
Expected return on assets	(649)	(842)	(1,946)	(2,524)
Amortization of:
Transition obligation	1	1	2	2
Prior service credit	—	(74)	—	(223)
Actuarial (gain) loss	(48)	37	(143)	109
Net periodic benefit (credit) cost	$326	$(70)	$979	$(211)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and nine months ended September 30, 2023, MGE deferred $1.6 million and $2.4 million, respectively, of pension and other postretirement costs. During the three and nine months ended September 30, 2022, MGE recovered $0.2 million and $0.8 million, respectively, of pension and other postretirement costs previously deferred. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements.

a.
Common Stock - MGE Energy.

Shares of MGE Energy common stock are sold through MGE Energy's Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three and nine months ended September 30, 2023 and 2022, MGE Energy issued no new shares of common stock under the Stock Plan.

b.
Dilutive Shares Calculation - MGE Energy.

As of September 30, 2023, 21,423 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

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

In August 2023, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $40 million of new long-term debt (Series A), carrying an interest rate of 5.61% per annum over its 11-year life, and $30 million of new long-term debt (Series B), carrying an interest rate of 5.91% per annum over its 30-year life. Funding occurred on September 13, 2023, for Series A and funding for Series B is expected to occur on December 1, 2023. The proceeds of the debt financing were used to repay at maturity $30 million long-term debt due September 15, 2023, and will assist with capital expenditures and other corporate obligations. The covenants of this debt are substantially consistent with MGE's existing unsecured senior notes.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and nine months ended September 30, 2023, MGE recorded less than $0.1 million and $1.8 million, respectively, in compensation expense related to share-based compensation awards compared to $0.6 million compensation benefit and $0.1 million in compensation expense for the comparable periods in 2022.

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

8.
Commitments and Contingencies - MGE Energy and MGE.

a.
Environmental.

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. Effects of the environmental compliance requirements discussed below will depend upon the final retirement dates approved and required compliance dates.

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

Blount received its most recent WPDES permit from the Wisconsin Department of Natural Resources (WDNR) in October 2023. Blount's latest WPDES permit assumes that the plant meets BTA standards for entrainment for the duration of this permit which expires in 2028. The WDNR included a requirement to conduct an impingement study in the latest permit which needs to be completed in the next three years. Once the WDNR determines the impingement requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements.

Intakes at Columbia are subject to this rule. The Columbia operator's most recent permit requires that studies of intake structures be submitted to the WDNR by November 2023 to help determine BTA. Columbia's permit renewal application is due in 2024. BTA improvements may be limited or not required in the renewal permit given the owners' plan to retire both units by June of 2026. MGE will continue to work with Columbia's operator to evaluate regulatory requirements in light of the planned retirements. MGE does not expect this rule to have a material effect on Columbia.

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

•
The EPA's proposed rule to regulate Fine Particulate Matter (PM2.5).

In January 2023, the EPA published a proposed rule to lower the average annual PM2.5 NAAQS from its current level. The EPA has also solicited comments on whether to lower the annual standard further than the proposed level, and whether to lower the maximum 24-hour limit to be consistent with recommendations from its Clean Air Scientific Advisory Committee (CASAC). Neither the proposed annual PM2.5 NAAQS nor the 24-hour limit recommended by the CASAC are expected to impact the counties where Columbia and the Elm Road Units are located. However, if the annual PM2.5 NAAQS is lowered further than the EPA's currently proposed value, Milwaukee County may be in nonattainment with the standard. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which may include additional emission limitations for the Elm Road units. However, we will not know the impact of this rule until it is finalized, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

•
Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule.

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished through a reduction in NOx and SO2 from qualifying fossil-fuel fired power plants and industrial boilers in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

In March 2023, the EPA finalized its Federal Implementation Plan (FIP) to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. The final rule impacts 23 states, including Wisconsin. For Wisconsin, the rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. The final rule became effective partway through the 2023 ozone season in August 2023. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. MGE expects to meet the emission reductions with immediately available measures. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan to meet its obligations or accept the EPA's FIP. MGE is reviewing the final rule. Based on our current evaluation, the 2026 additional emission reductions may impact the Elm Road Units and additional upgrades may be needed to comply, however, we will not know the final impact until evaluations are completed.

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

In May 2023, the EPA proposed a CCR Legacy Rule that if finalized as currently written, will apply to previously closed CCR sites. Columbia's operator would likely need to complete a site evaluation to determine if the CCR Legacy Rule applies to Columbia's previously closed site. MGE is currently evaluating this proposed rule. However, we will not know the impact of this rule with any certainty until the rule is finalized.

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

Certain environmental groups filed petitions against the PSCW challenging the fixed customer charge set in MGE's 2022/2023 rate settlement and 2023 electric limited reopener. MGE has intervened in the petitions in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of September 30, 2023:

(In thousands)	2023	2024	2025	2026	2027	Thereafter
Coal(a)	$8,511	$23,173	$14,425	$2,581	$—	$—
Natural gas(b)	20,009	41,502	25,517	14,873	2,165	11,995
	$28,520	$64,675	$39,942	$17,454	$2,165	$11,995

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

(a)
The electric and gas rate increases were driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase were higher fuel and purchased power costs as well as the completion in 2021 of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. Included in the electric residential rate is a reduction in the customer fixed charge.
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
(c)
In April 2023, MGE filed a proposed 2-year rate case and PSCW approval is pending. In October 2023, MGE filed an updated 2024 fuel cost forecast with the PSCW which will decease forecasted fuel costs filed in the original rate application and reduce the rates ultimately approved. That reduction is not reflected in the proposed rates in the table above. MGE will file an updated 2025 fuel forecast with the PSCW in 2024 which may impact rates in 2025, depending on any variance between the forecast submitted as a part of the proposed rates and updated forecast. MGE has also requested to update renewable project construction costs to include force majeure claims and changes to in-service dates for projects under construction or to begin construction during 2024 and 2025. These renewable project updates have not been reflected in the proposed rates in the table above. Staff audit is completed, and a PSCW decision is expected in November 2023 with a final order expected before the end of 2023. MGE cannot predict with any certainty the final outcome of the rate proceeding.
(d)
The proposed electric rate increase is driven by an increase in rate base including our investments made in West Riverside, local solar, and continued investment in grid modernization. Also driving the requested electric increase are higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas rate increase is also attributable to our investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). The proposed gas increase is offset by a tax benefit related to excess deferred taxes. In total for both electric and gas rates, MGE has requested recovery of $9.7 million of incremental uncollectible costs deferred from the periods 2020 through 2023. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. Recovery of the deferred costs in future rates is subject to the review and approval by the PSCW. Any disallowance of previously deferred costs would be charged to income in the current period.
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

	Fuel Costs (in millions)	Refund or Recovery Period
2021 deferred fuel costs	$3.3(a)	January 2023 through December 2023(b)
2022 deferred fuel costs	$8.8(a)	October 2023 through September 2024(c)
2023 deferred fuel savings	($4.3)	(d)

(a)
There was no change to the recovery in the fuel rules proceedings from the amount MGE deferred.
(b)
In August 2022, the PSCW issued a final decision in the 2021 fuel rules proceedings for MGE to include the recovery of these costs as part of the 2023 electric limited reopener.
(c)
In August 2023, the PSCW issued a final decision in the 2022 fuel rules proceedings for MGE.
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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2023		December 31, 2022
Commodity derivative contracts	384,080	MWh	353,600	MWh
Commodity derivative contracts	7,780,000	Dth	8,070,000	Dth
FTRs	2,901	MW	1,945	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2023, and December 31, 2022, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $2.5 million and $5.1 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2023
Commodity derivative contracts(a)	$837	$3,424	Other current liabilities
Commodity derivative contracts(a)	115	413	Other deferred liabilities and other
FTRs	337	—	Other current assets

December 31, 2022
Commodity derivative contracts(a)	$2,164	$7,687	Other current liabilities
Commodity derivative contracts(a)	802	476	Other deferred liabilities and other
FTRs	103	—	Other current assets

(a)
As of September 30, 2023, and December 31, 2022, collateral of $2.9 million and $5.2 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2023
Commodity derivative contracts	$952	$(952)	$—	$—
FTRs	337	—	—	337

December 31, 2022
Commodity derivative contracts	$2,966	$(2,966)	$—	$—
FTRs	103	—	—	103

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2023
Commodity derivative contracts	$3,837	$(952)	$(2,885)	$—

December 31, 2022
Commodity derivative contracts	$8,163	$(2,966)	$(5,197)	$—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2023		2022
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended September 30:
Balance as of July 1,	$5,017	$1,074	$(8,484)	$(161)
Unrealized loss (gain)	1,100	—	(4,385)	—
Realized (loss) gain reclassified to a deferred account	(1,676)	1,676	1,122	(1,122)
Realized (loss) gain reclassified to income statement	(1,893)	(2,155)	6,534	1,916
Balance as of September 30,	$2,548	$595	$(5,213)	$633

Nine Months Ended September 30:
Balance as of January 1,	$5,094	$2,747	$(617)	$770
Unrealized loss (gain)	15,495	—	(21,706)	—
Realized (loss) gain reclassified to a deferred account	(10,581)	10,581	3,952	(3,952)
Realized (loss) gain reclassified to income statement	(7,460)	(12,733)	13,158	3,815
Balance as of September 30,	$2,548	$595	$(5,213)	$633

	Realized Losses (Gains)
	2023		2022
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$4,179	$—	$(8,698)	$36
FTRs	(131)	—	212	—

Nine Months Ended September 30:
Commodity derivative contracts	$14,566	$6,451	$(14,343)	$(800)
FTRs	(824)	—	812	—
PPA	—	—	(2,642)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2023, and December 31, 2022, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2023, no counterparties had defaulted.
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

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$699,812	$606,355	$643,560	$571,374

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.7 million and $4.0 million as of September 30, 2023, and December 31, 2022, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$1,289	$766	$—	$523
Exchange-traded investments	1,771	1,771	—	—
Total Assets	$3,060	$2,537	$—	$523
Liabilities:
Derivatives, net(b)	$3,837	$2,190	$—	$1,647
Deferred compensation	5,077	—	5,077	—
Total Liabilities	$8,914	$2,190	$5,077	$1,647

MGE
Assets:
Derivatives, net(b)	$1,289	$766	$—	$523
Exchange-traded investments	83	83	—	—
Total Assets	$1,372	$849	$—	$523
Liabilities:
Derivatives, net(b)	$3,837	$2,190	$—	$1,647
Deferred compensation	5,077	—	5,077	—
Total Liabilities	$8,914	$2,190	$5,077	$1,647

	Fair Value as of December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	1,516	1,516	—	—
Total Assets	$4,585	$2,869	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

MGE
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	115	115	—	—
Total Assets	$3,184	$1,468	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

(b)
As of September 30, 2023, and December 31, 2022, collateral of $2.9 million and $5.2 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

Exchange-traded Investments. Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Deferred Compensation. The deferred compensation plans allow participants to defer certain cash compensation into notional investment accounts. These amounts are included within "Other deferred liabilities and other" in the consolidated balance sheets. The value of certain deferred compensation obligations is based on the market value of the participants' notional investment accounts. The underlying notional investments are comprised primarily of equities, mutual funds, and fixed income securities which are based on directly and indirectly observable market prices. Since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$(2,892)	$8,959	$(866)	$178
Realized and unrealized gains (losses):
Included in regulatory assets	1,768	—	(258)	—
Included in regulatory liability	—	(5,105)	—	3,675
Included in other comprehensive income	—	—	—	—
Included in earnings	(2,016)	6,609	(7,590)	13,607
Included in current assets	—	(73)	—	45
Purchases	—	108	—	11,911
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	2,016	(6,644)	7,590	(25,562)
Balance as of September 30,	$(1,124)	$3,854	$(1,124)	$3,854
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30,(c)	$—	$—	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Purchased power expense	$(2,016)	$6,644	$(7,590)	$13,805
Cost of gas sold expense	—	(35)	—	(198)
Total	$(2,016)	$6,609	$(7,590)	$13,607

(c)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

12.
Joint Plant Construction Project Ownership - MGE Energy and MGE

MGE has ownership interests in generation projects with other co-owners, some of which are under construction, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" or "Construction work in progress" on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of September 30, 2023(a)	Date of Commercial Operation
Red Barn(b)	10%	Wind	9.16 MW	$18 million	$16.5 million	April 2023
Badger Hollow II(c)	33%	Solar	50 MW	$86 million(i)	$58.9 million(f)	Late 2023 or early 2024(g)
Paris(d)	10%	Solar/Battery	20 MW/11 MW	$61 million(i)	$34.5 million	2024(g) Solar 2025(g) Battery
Darien(e)	10%	Solar	25 MW	$46 million(i)(j)	$21.9 million	2024(g)
West Riverside	3.4%	Natural Gas	25 MW	$25 million	$24.7 million	(h)

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
(i)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(j)
As part of its order, the PSCW approved battery capacity with this project, which is no longer included in the current estimate. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

MGE received specific approval to recover 100% AFUDC on Badger Hollow II, Paris, and Darien. During the three and nine months ended September 30, 2023, MGE recognized $1.9 million and $4.8 million, respectively, after tax, in AFUDC for these projects compared to $1.1 million and $2.1 million for the comparable periods in 2022.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2023	2022	2023	2022
Residential	$50,008	$45,154	$131,552	$123,183
Commercial	70,795	65,468	193,760	177,877
Industrial	3,715	3,912	10,578	10,535
Other-retail/municipal	10,991	10,010	30,853	28,215
Total retail	135,509	124,544	366,743	339,810
Sales to the market	3,305	7,858	9,617	13,938
Other	77	474	1,267	1,167
Total electric revenues	138,891	132,876	377,627	354,915

Gas revenues
Residential	13,719	17,167	86,131	97,498
Commercial/Industrial	6,016	11,490	55,726	66,913
Total retail	19,735	28,657	141,857	164,411
Gas transportation	1,587	1,588	5,354	4,804
Other	102	65	466	90
Total gas revenues	21,424	30,310	147,677	169,305

Non-regulated energy revenues	213	214	475	466
Total Operating Revenue	$160,528	$163,400	$525,779	$524,686

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2022 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2023
Operating revenues	$138,891	$21,424	$213	$—	$—	$—	$160,528
Interdepartmental revenues	512	3,547	10,398	—	—	(14,457)	—
Total operating revenues	139,403	24,971	10,611	—	—	(14,457)	160,528
Equity in earnings of investments	—	—	—	2,690	—	—	2,690
Net income (loss)	31,126	(801)	5,627	1,957	(52)	—	37,857

Three Months Ended September 30, 2022
Operating revenues	$132,876	$30,310	$214	$—	$—	$—	$163,400
Interdepartmental revenues	24	12,465	10,405	—	—	(22,894)	—
Total operating revenues	132,900	42,775	10,619	—	—	(22,894)	163,400
Equity in earnings of investments	—	—	—	1,499	—	—	1,499
Net income (loss)	27,619	(394)	5,576	1,091	(172)	—	33,720

Nine Months Ended September 30, 2023
Operating revenues	$377,627	$147,677	$475	$—	$—	$—	$525,779
Interdepartmental revenues	653	12,978	31,143	—	—	(44,774)	—
Total operating revenues	378,280	160,655	31,618	—	—	(44,774)	525,779
Equity in earnings of investments	—	—	—	7,930	—	—	7,930
Net income (loss)	65,996	10,539	16,667	5,770	(1,356)	—	97,616

Nine Months Ended September 30, 2022
Operating revenues	$354,915	$169,305	$466	$—	$—	$—	$524,686
Interdepartmental revenues	76	26,645	31,073	—	—	(57,794)	—
Total operating revenues	354,991	195,950	31,539	—	—	(57,794)	524,686
Equity in earnings of investments	—	—	—	6,626	—	—	6,626
Net income	55,248	12,782	16,451	4,821	599	—	89,901

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2023
Operating revenues	$138,891	$21,424	$213	$—	$160,528
Interdepartmental revenues	512	3,547	10,398	(14,457)	—
Total operating revenues	139,403	24,971	10,611	(14,457)	160,528
Net income (loss) attributable to MGE	31,126	(801)	5,627	(5,487)	30,465

Three Months Ended September 30, 2022
Operating revenues	$132,876	$30,310	$214	$—	$163,400
Interdepartmental revenues	24	12,465	10,405	(22,894)	—
Total operating revenues	132,900	42,775	10,619	(22,894)	163,400
Net income (loss) attributable to MGE	27,619	(394)	5,576	(5,603)	27,198

Nine Months Ended September 30, 2023
Operating revenues	$377,627	$147,677	$475	$—	$525,779
Interdepartmental revenues	653	12,978	31,143	(44,774)	—
Total operating revenues	378,280	160,655	31,618	(44,774)	525,779
Net income attributable to MGE	65,996	10,539	16,667	(16,382)	76,820

Nine Months Ended September 30, 2022
Operating revenues	$354,915	$169,305	$466	$—	$524,686
Interdepartmental revenues	76	26,645	31,073	(57,794)	—
Total operating revenues	354,991	195,950	31,539	(57,794)	524,686
Net income attributable to MGE	55,248	12,782	16,451	(15,947)	68,534

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE works on meeting this challenge by investing in more efficient generation projects, including renewable energy sources. As we work toward achieving 80% carbon reduction by 2030 (from 2005 levels), MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, as evidenced by its announcements of the retirement of Columbia (a coal generation plant), the planned change in the Elm Road Units fuel source from coal to natural gas, and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit rating consistent with financial strength in MGE in order to accomplish these goals.

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in "Item 1A. Risk Factors" in our 2022 Annual Report on Form 10-K.

During the three months ended September 30, 2023, MGE Energy's earnings were $37.9 million or $1.05 per share compared to $33.7 million or $0.93 per share during the same period in the prior year. MGE's earnings during the three months ended September 30, 2023, were $30.5 million compared to $27.2 million during the same period in the prior year.

During the nine months ended September 30, 2023, MGE Energy's earnings were $97.6 million or $2.70 per share compared to $89.9 million or $2.49 per share during the same period in the prior year. MGE's earnings during the nine months ended September 30, 2023, were $76.8 million compared to $68.5 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2023	2022	2023	2022
Electric Utility	$31.1	$27.6	$66.0	$55.2
Gas Utility	(0.8)	(0.4)	10.5	12.8
Nonregulated Energy	5.6	5.6	16.7	16.5
Transmission Investments	2.0	1.1	5.8	4.8
All Other	—	(0.2)	(1.4)	0.6
Net Income	$37.9	$33.7	$97.6	$89.9

Our net income during the three and nine months ended September 30, 2023, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to earnings for 2023. Timing of depreciation expense and lower fuel costs also contributed to higher earnings in the first nine months of 2023. Depreciation expense is expected to increase after significant capital projects (Badger Hollow II and Paris) are completed. Weather during 2023 has also impacted electric earnings. Warmer than normal weather during the heating season in the first quarter of 2023 lowered electric retail sales reducing earnings and warmer than normal weather in the third quarter of 2023 increased electric retail sales increasing earnings. Electric retail sales decreased approximately 1% during the first nine months of 2023 compared to the same period in the prior year. Electric retail sales increased approximately 1% during the third quarter of 2023 compared to the same period in the prior year.

Gas Utility

Lower gas retail sales resulting from warmer than normal weather in the first quarter of 2023 contributed to lower gas earnings for the nine months ended September 30, 2023. Gas retail sales decreased approximately 11%. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by approximately 15% in the first nine months of 2023 compared to the same period in the prior year.

Transmission Investments

In September 2022, our share of ATC's earnings reflected an estimated possible loss of approximately $0.8 million inclusive of interest and net of tax, related to the August 2022 developments in the MISO transmission owners complaints on authorized return on equity. See additional information in "Other Matters" below.

All Other

Investment losses from our venture capital funds resulted in lower earnings in 2023 compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies such as greater sustainability.

The following developments affected the first nine months of 2023:

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

Utility Solar: Large solar generation projects, some of which are under construction, are shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of September 30, 2023(a)	Date of Commercial Operation
Red Barn	10%	Wind	9.16 MW	$18 million	$16.5 million	April 2023
Badger Hollow II	33%	Solar	50 MW	$86 million(e)	$58.9 million(b)(c)	Late 2023 or early 2024(d)
Paris	10%	Solar/Battery	20 MW/11 MW	$61 million(e)	$34.5 million(b)	2024(d) Solar 2025(d) Battery
Darien	10%	Solar	25 MW	$46 million(e)(f)	$21.9 million(b)	2024(d)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $4.8 million, $1.7 million, and $0.3 million of AFUDC equity through September 30, 2023, on Badger Hollow II, Paris, and Darien, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(d)
Estimated date of commercial operation.
(e)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(f)
As part of its order, the PSCW approved battery capacity with this project, which is no longer included in the current estimate. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

West Riverside: In March 2023, MGE purchased a 3.4% ownership interest in the natural gas-fired facility West Riverside from WPL, the operator of the plant, for approximately $25 million. MGE's share of the generation capacity of West Riverside is 25 MW.

Deferred Fuel Savings: As of September 30, 2023, MGE has deferred $4.3 million of 2023 fuel savings. These costs will be subject to the PSCW's annual review of 2023 fuel costs, expected to be completed during 2024. See Footnote 9 of the Notes to the Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

In the near term, several items may affect us, including:

2022 Annual Fuel Proceeding: MGE under-recovered fuel costs in 2022. As of December 31, 2022, MGE had deferred $8.8 million of 2022 fuel costs. In August 2023, the PSCW issued a final decision in the 2022 fuel rules proceedings for MGE to recover these costs over a 12-month period from October 2023 through September 2024. There was no change to the costs to be recovered in the fuel rule proceedings from the amount MGE deferred in the previous year.

2024/2025 Rate Proceeding: In April 2023, MGE filed with the PSCW a proposed 2024/2025 rate application. MGE has proposed a 3.75% increase for electric rates and a 2.56% increase to gas rates for 2024. The proceeding also proposes a 3.41% increase for electric rates and a 1.66% increase to gas rates for 2025. A final order is expected before the end of 2023. MGE cannot predict with any certainty the final outcome of the rate proceeding. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. Recovery of the deferred costs in future rates is subject to the review and approval by the PSCW. Any disallowance of previously deferred costs would be charged to income in the current period. See "Other Matters" below for additional information on the 2024/2025 rate proceeding.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.7% and 5.1% of our net income during the nine months ended September 30, 2023 and 2022, respectively, from our investment in ATC.

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

Elm Road Units: MGE, along with the plant co-owners, announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. Transition plans and costs will be subject to PSCW approval. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goals. By 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.

•
Growing renewable generation. During 2023 through 2028 MGE has forecasted nearly 50% of its total capital expenditures will be for several renewable generation projects. The forecasted capital expenditures include announced projects such as Red Barn (Wind; 9.16 MW), Badger Hollow II (Solar; 50 MW), Paris (Solar and Battery; 20 MW/11 MW), Darien (Solar; 25 MW), Koshkonong (Solar; 30 MW), and other projects to be announced in the future. See the 2023-2028 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on these projects.

•
Natural gas as a fuel source. West Riverside: MGE is seeking PSCW approval to purchase an additional ownership interest in West Riverside. See the 2023-2028 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on West Riverside.

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

Solar Procurement Disruptions: MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce investigation on whether to impose new solar tariffs. These disruptions have a potential to impact current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings. See "Other Matters" below for additional information on the solar procurement disruptions.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Three Months Ended September 30, 2023 and 2022

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except CDD)	2023	2022	% Change	2023	2022	% Change
Residential	$50,008	$45,154	10.7%	264,678	252,457	4.8%
Commercial	70,795	65,468	8.1%	496,161	495,135	0.2%
Industrial	3,715	3,912	(5.0)%	39,908	41,304	(3.4)%
Other-retail/municipal	10,991	10,010	9.8%	102,400	104,548	(2.1)%
Total retail	135,509	124,544	8.8%	903,147	893,444	1.1%
Sales to the market	3,305	7,858	(57.9)%	72,916	48,632	49.9%
Other	77	474	(83.8)%	—	—	—%
Total	$138,891	$132,876	4.5%	976,063	942,076	3.6%

Cooling degree days (normal 502)				549	507	8.3%

Electric revenue increased $6.0 million during the three months ended September 30, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$12.3
Increase in residential volume	1.8
Sales to the market	(4.5)
Revenue subject to refund, net	(2.9)
Customer fixed and demand charges	(0.3)
Other	(0.4)
Total	$6.0

•
Rate changes. In December 2022, the PSCW authorized MGE to increase 2023 rates for retail electric customers by approximately 9.01%. Rates charged to retail customers during the three months ended September 30, 2023, were $12.3 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Residential Volume. During the three months ended September 30, 2023, residential sales increased by approximately 5% compared to the same period in the prior year. This increase was driven by warmer than normal weather in the third quarter of 2023.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended September 30, 2023, sales made at lower market prices were partially offset by higher market volumes compared to the same period in the prior year, reflecting an increase in sales. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

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

Electric fuel and purchased power

	Three Months Ended September 30,
(In millions)	2023	2022	$ Change
Fuel for electric generation	$19.7	$21.0	$(1.3)
Purchased power	7.0	9.6	(2.6)

The $1.3 million decrease in fuel for electric generation was due to an approximately 18% decrease in the average cost offset by an approximately 15% increase in internal generation. Columbia generation was higher during the three months ended September 30, 2023, compared to the same period in the prior year as a result of market prices.

The $2.6 million decrease in purchased power was due to an approximately 40% decrease in market purchases as a result of higher internal generation, partially offset by an approximately 4% increase in average cost.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended September 30,			Three Months Ended September 30,
rate per therm of retail customer)	2023	2022	% Change	2023	2022	% Change
Residential	$13,719	$17,167	(20.1)%	6,202	6,166	0.6%
Commercial/Industrial	6,016	11,490	(47.6)%	9,335	9,555	(2.3)%
Total retail	19,735	28,657	(31.1)%	15,537	15,721	(1.2)%
Gas transportation	1,587	1,588	(0.1)%	15,014	15,183	(1.1)%
Other	102	65	56.9%	—	—	—%
Total	$21,424	$30,310	(29.3)%	30,551	30,904	(1.1)%

Heating degree days (normal 138)				70	135	(48.1)%

Average rate per therm of retail customer	$1.270	$1.823	(30.3)%

Gas revenue decreased $8.9 million during the three months ended September 30, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$(8.5)
Decrease in volume	(0.7)
Other	0.3
Total	$(8.9)

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2023 rates for retail gas customers by approximately 0.96%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the three months ended September 30, 2023.

The average retail rate per therm for the three months ended September 30, 2023, decreased approximately 30% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

Cost of gas sold

Cost of gas sold decreased $9.4 million during the three months ended September 30, 2023, compared to the same period in the prior year. Average cost per therm decreased approximately 64% and therms delivered decreased approximately 2%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the three months ended September 30, 2023, operations and maintenance expenses increased $4.8 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$4.1
Increased electric distribution expenses	0.6
Increased electric production expenses	0.3
Increased other expenses	0.2
Decreased customer accounts costs	(0.4)
Total	$4.8

•
Increased administrative and general costs are primarily related to increase in pension and OPEB service costs.

Consolidated depreciation expense

Electric depreciation expense increased $3.7 million and gas depreciation expense increased $0.1 million during the three months ended September 30, 2023, compared to the same period in the prior year. As part of the PSCW approved electric limited reopener for 2023, MGE accelerated the depreciation schedule for Columbia Unit 2 from 2038 to 2029 to align with the depreciation schedule previously approved for Columbia Unit 1. The accelerated depreciation schedule, which began in 2023, for Columbia Unit 2 contributed to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During both the three months ended September 30, 2023 and 2022, net income at the nonregulated energy operations segment was $5.6 million.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the three months ended September 30, 2023 and 2022, other income at the transmission investment segment primarily reflects ATC's operations and was $2.7 million and $1.5 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC.

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

	Three Months Ended
	September 30,
(In millions)	2023	2022
MGE Power Elm Road	$3.7	$3.8
MGE Power West Campus	1.8	1.8

Results of Operations

Nine Months Ended September 30, 2023 and 2022

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except CDD)	2023	2022	% Change	2023	2022	% Change
Residential	$131,552	$123,183	6.8%	672,760	679,308	(1.0)%
Commercial	193,760	177,877	8.9%	1,356,286	1,368,060	(0.9)%
Industrial	10,578	10,535	0.4%	114,514	120,827	(5.2)%
Other-retail/municipal	30,853	28,215	9.3%	274,875	276,843	(0.7)%
Total retail	366,743	339,810	7.9%	2,418,435	2,445,038	(1.1)%
Sales to the market	9,617	13,938	(31.0)%	126,739	121,848	4.0%
Other revenues	1,267	1,167	8.6%	—	—	—%
Total	$377,627	$354,915	6.4%	2,545,174	2,566,886	(0.8)%

Cooling degree days (normal 696)				754	784	(3.8)%

Electric revenue increased $22.7 million during the nine months ended September 30, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$32.6
Other	0.1
Sales to the market	(4.3)
Customer fixed and demand charges	(2.7)
Net decrease in commercial, industrial and other-retail/municipal volume	(1.7)
Decrease in residential volume	(1.0)
Revenue subject to refund, net	(0.3)
Total	$22.7

•
Rate changes. In December 2022, the PSCW authorized MGE to increase 2023 rates for retail electric customers by approximately 9.01%. Rates charged to retail customers during the nine months ended September 30, 2023, were $32.6 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the

MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the nine months ended September 30, 2023, sales were made at lower market prices and partially offset by increased market volumes compared to the same period in the prior year, reflecting an increase in sales. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Customer fixed and demand charges. During the nine months ended September 30, 2023, fixed and demand charges decreased $2.7 million primarily attributable to the decrease in demand charges for commercial customers and decreased fixed residential customer charge.

•
Commercial, industrial and other-retail/municipal volume. During the nine months ended September 30, 2023, sales decreased by approximately 1% compared to the same period in the prior year driven by warmer weather in the first quarter of 2023.

•
Residential volume. During the nine months ended September 30, 2023, residential sales decreased by approximately 1% compared to the same period in the prior year. This decrease was driven by warmer than normal weather in the first quarter of 2023.

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

Electric fuel and purchased power

	Nine Months Ended September 30,
(In millions)	2023	2022	$ Change
Fuel for electric generation	$47.1	$48.4	$(1.3)
Purchased power	28.3	35.8	(7.5)

The $1.3 million decrease in fuel for electric generation was due to an approximately 8% decrease in the average cost offset by an approximately 6% increase in internal generation. West Riverside was purchased in March 2023 contributing to the increase in internal generation during the nine months ended September 30, 2023, compared to the same period in the prior year.

The $7.5 million decrease in purchased power was due to an approximately 21% decrease in market purchases as a result of lower customer sales and increased internal generation. An approximately 19% decrease in average cost also contributed to the decrease in purchase power costs.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Nine Months Ended September 30,			Nine Months Ended September 30,
rate per therm of retail customer)	2023	2022	% Change	2023	2022	% Change
Residential	$86,131	$97,498	(11.7)%	66,948	77,091	(13.2)%
Commercial/Industrial	55,726	66,913	(16.7)%	66,584	73,349	(9.2)%
Total retail	141,857	164,411	(13.7)%	133,532	150,440	(11.2)%
Gas transportation	5,354	4,804	11.4%	53,319	58,059	(8.2)%
Other revenues	466	90	n.m.%	—	—	—%
Total	$147,677	$169,305	(12.8)%	186,851	208,499	(10.4)%

Heating degree days (normal 4,503)				3,999	4,723	(15.3)%

Average rate per therm of retail customer	$1.062	$1.093	(2.8)%

n.m. not meaningful

Gas revenue decreased $21.6 million during the nine months ended September 30, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(12.4)
Rate changes	(10.4)
Other	1.2
Total	$(21.6)

•
Volume. For the nine months ended September 30, 2023, retail gas deliveries decreased approximately 11% compared to the same period in the prior year primarily attributable to warmer than normal weather in the first quarter of 2023. During the first quarter of 2022, the weather was slightly colder than normal.

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2023 rates for retail gas customers by approximately 0.96%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the nine months ended September 30, 2023.

The average retail rate per therm excluding customer fixed charge for the nine months ended September 30, 2023, decreased approximately 3% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

•
Other. Other revenues increased primarily related to increase in gas customers in 2023 increasing revenue recorded for fixed customer charge compared to the same period in the prior year.

Cost of gas sold

Cost of gas sold decreased $20.3 million during the nine months ended September 30, 2023, compared to the same period in the same period in the prior year. Therms delivered decreased approximately 12% and cost per therm decreased approximately 9%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the nine months ended September 30, 2023, operations and maintenance expenses increased $5.3 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$4.7
Increased electric production expenses	1.5
Increased customer services	0.6
Increased other expenses	0.3
Decreased customer accounts costs	(1.6)
Decreased electric distribution expenses	(0.2)
Total	$5.3

•
Increased administrative and general costs are primarily related to increase in pension and OPEB service costs.

•
Increased electric production expenses are primarily related to an increase in Columbia maintenance costs.

•
Decreased customer accounts costs are primarily related to lower technology support costs which were higher in 2022 during the stabilization period of the new customer information system that went live in September 2021.

Consolidated depreciation expense

Electric depreciation expense increased $10.9 million and gas depreciation expense increased $0.3 million during the nine months ended September 30, 2023, compared to the same period in the prior year. As part of the PSCW approved electric limited reopener for 2023, MGE accelerated the depreciation schedule for Columbia Unit 2 from 2038 to 2029 to align with the depreciation schedule previously approved for Columbia Unit 1. The accelerated depreciation schedule, which began in 2023, for Columbia Unit 2 contributed to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the nine months ended September 30, 2023 and 2022, net income at the nonregulated energy operations segment was $16.7 million and $16.5 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the nine months ended September 30, 2023 and 2022, other income at the transmission investment segment primarily reflects ATC's operations and was $7.9 million and $6.6 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC.

All Other Operations - MGE Energy

Other income

The decrease of $2.7 million in other income from all other operations during the nine months ended September 30, 2023, primarily results from increased investment losses from our venture capital funds compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies such as greater sustainability.

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

	Nine Months Ended
	September 30,
(In millions)	2023	2022
MGE Power Elm Road	$11.0	$10.5
MGE Power West Campus	5.4	5.4

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2023, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2022 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of September 30, 2023, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Long-term Debt – MGE Energy and MGE

In March 2023, $19.3 million of City of Madison, Wisconsin Industrial Development Revenue Refunding Bonds, Series 2020A were remarketed. In August 2023, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $70 million of new long-term debt. See Footnote 6.c. of Notes to Consolidated Financial Statements in this Report for further information.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2023 and 2022:

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Cash provided by (used for):
Operating activities	$194,038	$144,282	$190,368	$141,786
Investing activities	(156,490)	(137,219)	(151,636)	(134,089)
Financing activities	(39,309)	(12,663)	(41,626)	(8,400)

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

Cash provided by operating activities during the nine months ended September 30, 2023, was $194.0 million, an increase of $49.8 million when compared to the same period in the prior year, driven by:

•
A $40.6 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers during the nine months ended September 30, 2023, when compared to the prior year, primarily driven by a decrease in the price of natural gas.

•
A $14.0 million increase in cash as a result of higher overall collections from customers during the nine months ended September 30, 2023, when compared to the prior year. This increase was driven by the 2023 rates approved by the PSCW, effective January 1, 2023.

•
An increase of $3.8 million in cash from lower payments for other operation and maintenance expenses.

These increases in net cash provided by operating activities were partially offset by:

•
A decrease of $5.4 million in cash from higher payments for MGE Energy's federal and state taxes during the nine months ended September 30, 2023, when compared to the prior year.

•
A decrease of $3.2 million in cash from higher payments for interest, driven by MGE's issuance of long-term debt during the fourth quarter of 2022 and first quarter of 2023, compared to the prior period.

MGE

Cash provided by operating activities during the nine months ended September 30, 2023, was $190.4 million, an increase of $48.6 million when compared to the same period in the prior year, driven by:

•
A $40.6 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers during the nine months ended September 30, 2023, when compared to the prior year, primarily driven by a decrease in the price of natural gas.

•
A $14.0 million increase in cash as a result of higher overall collections from customers during the nine months ended September 30, 2023, when compared to the prior year. This increase was driven by the 2023 rates approved by the PSCW, effective January 1, 2023.

•
An increase of $3.3 million in cash from lower payments for other operation and maintenance expenses.

These increases in net cash provided by operating activities were partially offset by:

•
A decrease of $6.0 million in cash from higher payments for MGE's federal and state taxes during the nine months ended September 30, 2023, when compared to the prior year.

•
A decrease of $3.2 million in cash from higher payments for interest, driven by MGE's issuance of long-term debt during the fourth quarter of 2022 and first quarter of 2023, compared to the prior period.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $19.3 million during the nine months ended September 30, 2023, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2023, were $150.3 million. This amount represents an increase of $16.9 million from the expenditures made in the same period in the prior year. This increase primarily reflects the purchase of 25 MW of West Riverside and purchase of Red Barn wind farm.

Capital contributions in ATC and other investments increased $2.0 million during the nine months ended September 30, 2023, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $17.5 million during the nine months ended September 30, 2023, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2023, were $150.3 million. This amount represents an increase of $16.9 million from the expenditures made in the same period in the prior year. This increase primarily reflects the purchase of 25 MW of West Riverside and purchase of Red Barn wind farm.

Capital Expenditures

The following table shows MGE Energy's forecasted capital expenditures for 2023 through 2028:

	Forecasted
(In thousands)	2023(a)	2024	2025	2026	2027	2028
Electric	$173,000	$177,000	$186,000	$193,000	$222,000	$207,000
Gas	33,000	28,000	29,000	32,000	29,000	28,000
Utility plant total	206,000	205,000	215,000	225,000	251,000	235,000
Nonregulated	6,000	9,000	10,000	7,000	6,000	8,000
MGE Energy total	$212,000	$214,000	$225,000	$232,000	$257,000	$243,000

(a)
Includes actual capital expenditures already incurred in 2023 and estimated capital expenditures for the remainder of the year.

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

The following table provides further detail of MGE Energy's forecasted capital expenditures, separating spending into capital project categories for 2024 through 2028:

(In thousands)	Forecasted
For the years ended December 31,	2024	2025	2026	2027	2028
Electric renewables(a)	$76,000	$102,000	$114,000	$146,000	$132,000
Electric production	42,000	21,000	20,000	13,000	13,000
Electric distribution	59,000	63,000	59,000	63,000	62,000
Gas distribution	28,000	29,000	32,000	29,000	28,000
Utility plant total	205,000	215,000	225,000	251,000	235,000
Nonregulated	9,000	10,000	7,000	6,000	8,000
MGE Energy total	$214,000	$225,000	$232,000	$257,000	$243,000

(a)
Includes solar and wind generation and battery storage.

Our forecasted capital expenditures reflect the following significant renewable projects that are completed or currently under construction:

Project	Source	Ownership Interest	Share of Generation/ Battery Storage	Share of Estimated Costs(b)	Date of Commercial Operation
Red Barn(a)	Wind	10%	9.16MW	$18 million(d)	April 2023
Badger Hollow II(a)	Solar	33%	50 MW	$86 million(c)(d)	Late 2023 or early 2024(f)
Paris(a)	Solar/Battery	10%	20 MW/11 MW	$61 million(c)(d)	2024(f) Solar 2025(f) Battery
Darien(a)	Solar	10%	25 MW	$46 million(c)(d)(e)	2024(f)
Koshkonong(a)	Solar	10%	30 MW	$54 million(c)(e)	2026(f)

(a)
Approved by the PSCW.
(b)
Excluding AFUDC.
(c)
MGE received PSCW approval to recover 100% AFUDC.
(d)
See Footnote 12 of Notes to Consolidated Financial Statements in the Report for information on costs incurred.
(e)
As part of its order, the PSCW approved battery capacity with these projects, which are no longer included in the current estimate. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.
(f)
Estimated date of commercial operation.

In 2023, MGE notified the PSCW of increases in projected costs at Badger Hollow II, Paris, and Darien. The main drivers were increases in the costs of key commodities, labor, and solar modules resulting from supply chain and market disruptions. See Footnote 12 of Notes to Consolidated Financial Statements in this Report for more information on these projects. Furthermore, solar procurement disruptions have also shifted construction timelines. MGE continues to assess the potential impact of these disruptions on current and future solar projects that may result in an increase in costs or delays in construction timelines. See further information on procurement disruptions discussed under "Other Matters" section below.

West Riverside: In March 2023, MGE purchased 25 MW of capacity of West Riverside. In September 2023, MGE, along with joint applicants, filed an application with the PSCW requesting approval for a sale and purchase of additional ownership interests in West Riverside. If approved, MGE's share of West Riverside will increase 25 MW at a purchase price of approximately $25 million. The closing and actual transfer of ownership is expected to occur in June 2024.

Electric and Gas Distribution: In 2023 through 2028, electric and gas capital expenditures include investment in enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted total capital expenditures for those years is approximately $47 million.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $39.3 million during the nine months ended September 30, 2023, compared to $12.7 million for the same period in the prior year.

During the nine months ended September 30, 2023, dividends paid were $44.9 million compared to $42.8 million in the prior year. The increase reflected a higher dividend rate per share ($1.243 vs. $1.183).

During the nine months ended September 30, 2023, MGE issued $90 million of senior unsecured notes which were used to repay $30 million of maturing unsecured senior notes and to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds were tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms. There were no long-term debt borrowings during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, net short-term debt repayments were $48.5 million, compared to $34.5 million of borrowings in the same period in the prior year.

MGE

During the nine months ended September 30, 2023, cash used for MGE's financing activities was $41.6 million, compared to $8.4 million for the same period in the prior year.

During the nine months ended September 30, 2023, cash dividends to parent (MGE Energy) were $30.0 million, compared to $21.0 million in the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $17.3 million during the nine months ended September 30, 2023, compared to $17.5 million in the same period in the prior year.

During the nine months ended September 30, 2023, MGE issued $90 million of senior unsecured notes which were used to repay $30 million of maturing unsecured senior notes and to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds were tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms. There were no long-term debt borrowings during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, net short-term debt repayments were $48.5 million, compared to $34.5 million of borrowings in the same period in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	September 30, 2023	December 31, 2022
Common shareholders' equity	61.3%	60.4%
Long-term debt(a)	37.5%	35.7%
Short-term debt	1.2%	3.9%

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

In December 2022, the PSCW approved the 2023 electric rate case limited reopener. The reopener provides for a 9.01% increase to electric rates for 2023.

In April 2023, MGE filed a 2024/2025 rate application with a proposed increase of 3.75% for electric rates and a 2.56% increase for gas rates in 2024. The application also proposes a 3.41% increase for electric rates and a 1.66% increase to gas rates for 2025. PSCW approval is pending. A final order is expected before the end of 2023.

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
(d)
Pending approval by the PSCW. A final order is expected before the end of 2023. MGE cannot predict with any certainty the final outcome of the rate proceeding.

See Footnote 9 of Notes to Consolidated Financial Statements in this Report for further discussion of rate proceedings.

ATC

MISO transmission owners, including ATC, are involved in two complaints filed at FERC by several parties challenging the base ROE in effect for MISO transmission owners, including ATC, as being no longer just and reasonable. Each complaint provided for a 15-month statutory refund period: November 12, 2013 through February 11, 2015 (the "First Complaint Period") and February 12, 2015 through May 11, 2016 (the "Second Complaint Period").

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

Several petitions for review of FERC’s prior orders were filed with the U.S. Court of Appeals for the D.C. Circuit (Court) and an oral argument was held in November 2021. In August 2022, the Court ruled that four of the five arguments made by the complaining parties were unpersuasive. However, the Court agreed that FERC’s decision to reintroduce a risk-premium model into its ROE methodology was arbitrary and capricious. The Court vacated the underlying orders for the First Complaint Period and remanded to FERC for further proceedings. In 2022, our share of ATC's earnings reflected an estimated possible loss of approximately $0.9 million, inclusive of interest and net of tax, for a possible additional refund for the First Complaint Period and for the period following the Second Complaint Period. Although the Court agreed that FERC was correct to use the base ROE established in the first complaint to adjudicate the second, and that FERC was right to dismiss the second complaint, the second complaint was also remanded for FERC to reopen proceedings. Any reduction in ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

We derived approximately 5.7% and 5.1% of our net income during the nine months ended September 30, 2023 and 2022, respectively, from our investment in ATC.

Uyghur Forced Labor Protection Act

In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. The Uyghur Forced Labor Protection Act (UFLPA), a federal law that became effective on June 21, 2022, further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. Suppliers for MGE's current solar projects were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and MGE expects the same will be true for UFLPA purposes, however we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in our capital plan. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings.

U.S. Department of Commerce Investigation

In March 2022, the U.S. Department of Commerce (USDOC) announced a solar tariff investigation on solar panels from four Southeast Asian countries. This investigation could result in additional tariffs on solar panels. In June 2022, the USDOC issued a 24-month exemption from tariffs for solar panel and module imports from these four countries. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings.

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

Item 4. Controls and Procedures.

During the third quarter of 2023, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2023, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2023, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of MGEE Energy or Madison Gas and Electric adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

MGE ENERGY, INC.

Date: November 2, 2023	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 2, 2023	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: November 2, 2023	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Chief Accounting Officer and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: November 2, 2023	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 2, 2023	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: November 2, 2023	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Chief Accounting Officer and Controller (Chief Accounting Officer)