Form 10-K
period 2023-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2024-02-21
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2023

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

MGE Energy, Inc. ☐ Madison Gas and Electric Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Yes ☐ No ☒ Madison Gas and Electric Company Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2023 was as follows:

MGE Energy, Inc.	$2,854,990,012
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of January 31, 2024, were as follows:

MGE Energy, Inc.	36,168,310
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed before April 29, 2024, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to economic conditions, future load growth, revenues, expenses, capital expenditures and rate recovery, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," "will," "commit," "target," and other similar words, and words relating to goals, targets and projections, generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cuts and Jobs Act of 2017
2020 Plan	MGE Energy's 2020 Performance Unit Plan
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ANR	ANR Pipeline
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
BART	Best Available Retrofit Technology
Blount	Blount Station
BTA	Best Technology Available
CA	Certificate of Authority
CASAC	Clean Air Scientific Advisory Committee
CBP	United States Customs and Border Patrol
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COVID-19	Coronavirus Disease 2019 and its variants
COSO	Committee of Sponsoring Organizations
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Energy Center
Dth	Dekatherms
EEI	Edison Electric Institute
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERM	Enterprise Risk Management
EV	Electric vehicles
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Project
ICF	Insurance Continuance Fund

IPCC	Intergovernmental Panel on Climate Change
IRA	Inflation Reduction Act
IRS	Internal Revenue Service
Koshkonong	Koshkonong Solar Energy Center
kVA	Kilovolt Ampere
KW	Kilowatt, a measure of electric energy generating capacity
kWh	Kilowatt-hour
MISO	Midcontinent Independent System Operator, Inc. (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NOx	Nitrogen Oxides
NYSE	New York Stock Exchange
O'Brien	O'Brien Solar Fields
OSCE	State of Wisconsin's Office of Sustainability and Clean Energy
Paris	Paris Solar and Battery Park
Paris Agreement	Paris Agreement under the United Nations Framework Convention on Climate Change
PCAOB	Public Company Accounting Oversight Board
PCBs	Polychlorinated Biphenyls
PFAS	Polyfluoroalkyl substances
the Petition	Petition for Judicial Review of Agency Action
PGA	Purchased Gas Adjustment clause
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
REC	Renewable Energy Credit
Red Barn	Red Barn Wind Farm
RER	Renewable Energy Rider
ROE	Return on Equity
RTO	Regional Transmission Organization
Saratoga	Saratoga Wind Farm
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOFR	Secured Overnight Funding Rate
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Two Creeks	Two Creeks Solar Farm
UFLPA	Uyghur Forced Protection Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
working capital	Current assets less current liabilities
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WPSC	Wisconsin Public Service Corporation
WRO	Withhold Release Order
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

•
All other – investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, North Mendota, and Corporate functions.

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

As of December 31, 2023, MGE supplied electric service to approximately 163,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas.

Electric sales, customers, and revenues for 2023 were comprised of the following:

Electric operations accounted for approximately 71%, 65%, and 69% of MGE's total 2023, 2022, and 2021 regulated revenues, respectively.

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

MISO operates a bid-based energy market. MGE offers substantially all of its generation to the MISO market and purchases its electric supply, or load requirement from the MISO market in accordance with the MISO tariff. MGE also participates in the ancillary services market operated by MISO, which is an extension of the existing energy market. Through the operation of the ancillary services market, MISO provides the reserves for MGE's load, and MGE may offer to sell reserves from its generating units.

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

MGE's electric energy delivery requirements were satisfied from the following fuel sources:

(in MWh)	2023	2022	2021
Coal(a)	1,359,691	1,219,793	1,797,017
Natural gas	566,972	539,265	405,696
Renewable sources(b)	715,369	759,194	581,374
Fuel oil	544	475	884
Purchased power - other(c)(d)	744,120	919,052	726,008
Total fuel sources	3,386,696	3,437,779	3,510,979

Adjusted total fuel sources(d)	3,643,267	3,741,207	3,743,743

(a)
In 2023, MGE used more coal generation for electric supply, compared with 2022. Generation sources change based on lowest cost generation available. MGE continues to drive its commitment to achieve our emission reduction goals through the continuing addition of renewable generation and its transition plan to eliminate coal as a fuel source.
(b)
Includes both internal generation and purchased power.
(c)
Includes third-party purchased power and MISO market activity. A significant percentage of MGE's electric supply comes from internal generation sources. MGE supplements this internal generation with long-term purchase power agreements and spot purchases in the MISO market.
(d)
The MISO market consists of two energy markets, the Day-ahead market and the Real-time market. The table above nets purchases and sales within the same hour in the two MISO markets. For the years ended December 31, 2023, 2022, and 2021, the amount netted between Day-ahead and the Real-time MISO markets was 256,571 MWh, 303,428 MWh, and 232,764 MWh, respectively. These amounts are reflected in "Adjusted total fuel sources."

MGE is working toward a more sustainable future for the benefit of its investors, employees, customers and the broader community. MGE is targeting net-zero carbon electricity by 2050 and MGE has committed to achieving carbon reductions of at least 80% by 2030 (from 2005 levels).

MGE's carbon reduction goals are aligned with those of the scientific community, specifically the Intergovernmental Panel on Climate Change (IPCC) and its recommendation of limiting global temperature increases to 1.5 degrees Celsius above pre-industrial levels. In 2020, the University of Wisconsin-Madison's Nelson Institute for Environmental Studies released its analysis of MGE's goal of reaching net-zero carbon electricity by 2050. The IPCC modeling available suggested that by 2050, emissions from electricity generation in industrialized countries should be 87% to 99% lower than the 2005 baseline. The analysis determined that our 2050 goal is in line with model benchmarks to limit global warming to 1.5 degrees Celsius above pre-industrial levels.

MGE is working to achieve a more sustainable energy future using the best, most cost-effective technologies as they become available. MGE's future path to achieve its target of 80% carbon reduction by 2030 (from 2005 levels) is based on the transition away from coal and the addition of new renewable generation to reach our ultimate target of net-zero carbon by 2050. MGE already has taken action toward its goals:

•
Transition away from coal - MGE and the other co-owners of Columbia, a two-unit coal-fired generation facility, intend to retire Unit 1 and Unit 2 by June 2026. MGE currently owns 19% of the facility. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. By 2027, with the planned retirement of both units at Columbia, MGE will have eliminated approximately two-thirds of the company’s current coal-fired generation capacity. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. MGE is a minority owner of the coal-fired Elm Road Generating Station. Transition plans and costs will be subject to PSCW approval. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goal. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an owned generation source for MGE.

•
Renewable generation - Our solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our net-zero carbon goal. Additionally, MGE seeks to reduce its use of fossil fuels and work to help customers with energy efficiency and electrification, including the electrification of transportation.

Since 2015, MGE has added 196 MW of solar and 93 MW of wind generation facilities to its electric renewable generation portfolio. See Item 2. Properties below for further information on these facilities. MGE offers cost-effective renewable energy solutions to customers, including the Renewable Energy Rider (RER) and Shared Solar Program, using a portion of this renewable capacity. These programs are described further below. The following includes renewable energy projects expected to be completed or proposed to be completed, and MGE's share of capacity.

Year of Commercial Operation	Project	Ownership Interest	Source	Share of Generation/Battery Storage
2024	Tyto Solar(a) - Online February 2024	100%	Solar	6 MW
	Paris	10%	Solar	20 MW
	Darien(b)	10%	Solar	25 MW
	Strix Solar(a)	100%	Solar	6 MW
2025	Paris	10%	Battery	11 MW
2026	Koshkonong(b)	10%	Solar	30 MW
	High Noon – proposed(c)	10%	Solar	30 MW

(a)
Project located within MGE service territory.
(b)
24 MW of battery storage has been approved by the PSCW as part of these projects, but is not included in the forecasted capital expenditures for 2024 through 2028. MGE will continue to evaluate timing, cost, and feasibility of the installation of battery storage.
(c)
A filed application is pending approval by the PSCW. 16.5 MW of battery storage has been proposed as part of this project, but is not included in the forecasted capital expenditures for 2024 through 2028. MGE will continue to evaluate timing, cost, and feasibility of the installation of battery storage.

MGE is partnering with the co-owners of Columbia to construct a compressed carbon dioxide long-duration energy storage system, known as the Columbia Energy Storage project. The 20 MW project was selected for a grant from the U.S Department of Energy. If the Columbia Energy Storage project is approved by the PSCW, the project would be the first of its kind in the United States.

MGE is working to achieve a more sustainable energy future by investing in cost-effective renewable generation and innovative new technologies and services for customers. MGE has emphasized this innovation by developing customer programs to address climate change and encourage our customers to use clean energy. Our RER and Shared Solar programs reduce MGE's carbon emissions while providing customers the ability to purchase renewable energy to meet their energy needs, and we have been working on many fronts in the community to further the electrification of transportation.

Renewable Energy Rider (RER) – Under this program, MGE partners with large energy users, primarily governmental entities, on customized renewable energy solutions. MGE owns the generation assets and RER customers are billed a contractual renewable resource rate (as approved by the PSCW) for all costs associated with the construction and ongoing operations of the renewable generation facility. MGE has developed approximately 42 MW of solar generation under the RER program.

Shared Solar Program – This program provides an option for residential and small business customers to power their household or business with locally generated solar energy for up to half of their annual energy use. The first solar array associated with this program, owned by MGE, became operational in 2017 for 500 KW capacity. MGE expanded the program by completing construction of a second solar facility (Morey Field), which added 3.5 MW of capacity to the program.

Electrifying transportation - The electrification of transportation is a key strategy for reducing carbon emissions. MGE has established a network of more than 50 charging stations, powered by renewable energy, serving the growing number of electric vehicles (EV) in our service area. An EV fast charging hub features some of the most powerful EV chargers in the Midwest. Charge@Home, MGE's home EV charging program, makes it easy for EV drivers to charge efficiently and conveniently. We have continued to add EVs to our fleet and are targeting 100% all-electric or plug-in hybrid light-duty vehicles by 2030. Additionally, we are working with the City of Madison to further the electrification of its vehicles and buses. The City of Madison currently has a goal of 100% electric buses used for its' new Bus Rapid Transit system located in the downtown region.

•
Natural gas as a fuel source - As part of MGE's continued energy transition plan, MGE plans to invest in additional natural gas plants and storage facilities. These power sources are vital to the success of our carbon reduction goals as they will provide reliable energy to dependably serve demand, while MGE continues to build out its renewable generation infrastructure and complete its full transition away from coal. In early 2023, MGE purchased 25 MW in the West Riverside Energy Center, a highly efficient, state-of-the-art natural gas-fired plant in Beloit, Wisconsin. In fall 2023, MGE requested approval from the PSCW to purchase an additional 25 MW of capacity in West Riverside. The closing and actual transfer of ownership is expected to occur in June 2024. Natural gas has lower carbon emission rates compared to coal-fired generation. The reliable energy supply provided by West Riverside plant will help MGE to retire the Columbia coal-fired facility. MGE has additional investments in natural gas generators planned for the future to ensure adequate dispatchable capacity requirements are met.

Generation sources

MGE receives electric generation supply from coal-fired, gas-fired, and renewable energy sources. These sources include owned facilities as well as facilities leased from affiliates and accounted for under our nonregulated energy operations. See Item 2. Properties for more information regarding these generation sources, including location, capacity, ownership or lease arrangement, and fuel source. See "Nonregulated Energy Operations" below for more information regarding generating capacity leased to MGE by MGE Energy's nonregulated subsidiaries.

Purchased power

MGE enters into short- and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. As of December 31, 2023, MGE has 30 MW of a renewable purchase power commitment for each of the next four years.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,684 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

As of December 31, 2023, MGE supplied natural gas service to approximately 176,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 50 townships. Gas sales, customers, and revenues for 2023 were comprised of the following:

Gas operations accounted for approximately 29%, 35%, and 31% of MGE's total 2023, 2022, and 2021 regulated revenues, respectively.

MGE can curtail gas deliveries to interruptible customers. These are customers who agree to reduce their load in the case of an emergency interruption. Approximately 3% of retail gas deliveries in 2023, 2022 and 2021 were to interruptible customers.

Environmental Initiatives - Natural gas distribution

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

By contract, a total of approximately 6.5 million Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•
185,650 Dth (including 116,078 Dth of storage withdrawals) on ANR.
•
81,453 Dth on NNG.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, a wholly-owned subsidiary of MGE Energy. As of December 31, 2023, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to explore electric transmission development and investments outside of Wisconsin, which typically have long development and investment lead times before becoming operational. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary. As of December 31, 2023, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

Environmental

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which we conduct our operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. In addition to the regulations discussed below, MGE continues to track state and federal initiatives such as potential state and federal regulations governing surface water and/or groundwater containing per- and polyfluoroalkyl substances (PFAS), potential changes to regulations governing polychlorinated biphenyl (PCB), potential changes to air and water standards, and potential climate change legislation.

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and unit retirement dates are subject to change depending on operational, regulatory, and other factors. Effects of the environmental compliance requirements discussed below will depend upon the final Columbia retirement dates approved, applicable regulations at that time, and required compliance dates.

Water Quality

Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

The EPA's promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. MGE's Columbia plant and Elm Road Units are subject to this rule. In March 2023, the EPA published a proposed update to this rule that would further regulate the wastewater discharges associated with coal-fired power plants. The proposed rule focuses on wastewater discharges from flue gas desulfurization, bottom ash transport water, and combustion residual leachate.

See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion of compliance plans for Columbia and the Elm Road Units. Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires cooling water intake structures at electric power plants to meet best available technology (BTA) standards to reduce mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens). The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

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

Intakes at Columbia are subject to this rule. The Columbia operator's most recent permit required that studies of intake structures be submitted to the WDNR by November 2023 to help determine BTA. Columbia's permit renewal application is due in 2024 and in November 2023 the Columbia operator timely submitted its renewal application to the WDNR. BTA improvements required by the future renewal permit may be coordinated with the owners' plan to retire both units by June of 2026. MGE will continue to work with Columbia's operator to evaluate regulatory requirements in light of the planned retirements. MGE does not expect this rule to have a material effect on Columbia.

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

Ozone NAAQS

The Elm Road Units are located in Milwaukee County, Wisconsin, a "moderate" nonattainment area for the 2015 Ozone NAAQS. The deadline for moderate classified areas to meet attainment standards is August 2024. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation to have a material effect on the Units based on final designations.

Fine Particulate Matter (PM2.5) NAAQS

In January 2023, the EPA published a proposed rule to lower the average annual PM2.5 NAAQS from its current level. The EPA has also solicited comments on whether to lower the annual standard further than the proposed level, and whether to lower the maximum 24-hour limit to be consistent with recommendations from its Clean Air Scientific Advisory Committee (CASAC). Neither the proposed annual PM2.5 NAAQS nor the 24-hour limit recommended by the CASAC are expected to impact the attainment status of the counties where Columbia and the Elm Road Units are located. However, if the annual PM2.5 NAAQS is lowered further than the EPA's currently proposed value, Milwaukee County may be in nonattainment with the standard. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which may include additional emission limitations for the Elm Road units. However, we will not know the impact of this rule until it is finalized, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

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

In March 2023, the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion of the proposed rule. MGE is reviewing the final rule and monitoring lawsuits challenging the final rule. Based on our current evaluation, the 2026 additional emission reductions may impact the Elm Road Units and additional upgrades may be needed to comply, however, we will not know the final impact until evaluations are completed.

Clean Air Visibility Rule

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of Clean Air Visibility Rule, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions, which include Columbia unit retirements. Given that the Wisconsin SIP recognizes the Columbia unit retirements as part of its emission reduction plan, MGE does not anticipate further obligations with this rule at Columbia. MGE will continue to monitor legal developments and any future updates to this rule.

Global Climate Change

MGE produces greenhouse gas (GHG) emissions, primarily from the fossil fuel generating facilities it uses to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, operational limits on our fossil fuel fired plants, permitting difficulties, and emission limits. MGE would expect to seek and receive rate recovery of associated compliance costs, if and when required. MGE continues to monitor proposed climate change legislation and regulation.

MGE has taken steps to address GHG emissions. MGE is targeting net-zero carbon electricity by 2050. In January 2022, MGE built on previously set carbon emissions goals for 2030, announcing a goal to reduce carbon at least 80% by 2030 (from 2005 levels) as MGE works toward achieving net-zero carbon electricity. This goal surpassed MGE's previous expectation to reduce carbon emissions at least 65% by 2030. MGE has an ongoing transition plan to eliminate coal generation with the retirement of Columbia in 2026 and Elm Road transition from coal to natural gas by the end of 2032. Also under the 2030 framework, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. See "Electric Utility Operations - Fuel supply and generation" above for further information.

Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system – through the evolution of new technologies, such as renewable natural gas – it will. MGE is working to reduce overall emissions from its natural gas distribution system cost-effectively as quickly as possible.

Greenhouse Gas Reduction Guidelines under the Clean Air Act 111(d) Rule

In May 2023, the EPA proposed a rule under section 111 of the Clean Air Act to establish New Source Performance Standards and emission guidelines to limit GHG emissions from existing fossil fuel-fired electric generating units and new, modified, and/or reconstructed fossil fuel-fired power plants. The EPA anticipates promulgating a final rule in 2024. MGE fossil fuel-fired generation units would be subject to the rule as proposed. MGE expects larger-sized units with long range retirement plans, West Riverside and the Elm Road units, may need to employ technology to achieve the proposed reductions. Columbia may not be impacted due to the owners' planned retirement of the existing fossil fuel fired units by 2026. However, we will not know the impact of this rule with any certainty until the rule is finalized.

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

Solid Waste

Coal Combustion Residuals (CCR) Rule

The CCR rule regulates the disposal of solid waste coal ash and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners and operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. Columbia's obligations under this portion of the CCR Rule are now complete. Review of the Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion.

In May 2023, the EPA proposed a CCR Legacy Rule that if finalized as currently written, will apply to previously closed CCR sites. Columbia's operator has evaluated the proposed rule and determined that parts of the rule would likely apply to Columbia's previously closed site. However, we will not know the impact of this rule with any certainty until the rule is finalized.

Renewable Energy Standards

Wisconsin law establishes a minimum amount of energy MGE must supply from renewable sources. MGE currently exceeds the applicable minimum requirement of approximately 8%. The costs to comply with this requirement are being recovered in rates.

Human Capital

MGE Energy and MGE are committed to attracting, developing, and retaining a sustainable workforce and aims to foster a diverse, equitable, and inclusive culture.

As of December 31, 2023, MGE had 719 employees, 317 of which are covered by collective bargaining agreements as described below:

Union	Number of Employees Represented	Expiration of Collective Bargaining Agreement
Local Union 2304 of the International Brotherhood of Electrical Workers	227	April 30, 2028
Local Union No. 39 of the Office and Professional Employees International Union	85	May 31, 2028
Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union	5	October 31, 2028

Governance

The Human Resources and Compensation Committee of the Board of Directors of MGE Energy oversees MGE's human resource strategies around diversity, equity and inclusion, workplace environment and culture, employee engagement, talent development, retention and recruitment. It also evaluates performance (reviewing the salaries, fees and other benefits of officers and directors and recommending compensation adjustments to the board), oversees the design and development of new, and revisions to, compensation and benefit plans, and assists the Board and the Board's Governance Committee with policies. Such policies related to Stock Ownership Guidelines, the recovery, or the "clawback" of, excess compensation based on erroneous data, and succession planning.

Development and Training

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

In addition to instructor-led corporate training, all employees have access to an online learning resource containing a vast library of relevant courses, videos, podcasts, articles, and playlists. This resource helps ensure employees are equipped with the knowledge and skills to effectively navigate our evolving industry.

Diversity, Equity, and Inclusion

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

Our employee-led DEI Steering Team, with representation from various parts of the company, works to engage employees and to identify opportunities and strategies for strengthening our commitment to diversity, equity, and inclusion. As of December 31, 2023, women and ethnic minorities represented 27% and 11% of our total workforce, respectively. With the addition of three new directors on March 1, 2024, and retirements occurring at our 2024 annual meeting of shareholders, our continuing Board of Directors will be comprised of 40% women and 20% ethnic minorities.

MGE is committed to serving and connecting with our richly diverse communities through a myriad of partnership and engagement strategies. MGE works to advance diversity in the energy industry by partnering with local organizations to provide educational career-oriented programming for area youth. The events, programs and partnerships help to introduce energy-related careers to students with backgrounds underrepresented in the utility industry.

Safe and Healthy Working Conditions

"We power safety. Work safe. Home safe." That is our commitment at MGE, and it is embraced by our employees. Our journey to safety excellence is guided by our Safety Steering Team. The team meets regularly to examine safety topics and to identify and to prioritize continuous improvement opportunities. We go beyond applicable occupational health and safety standards by involving employees from all levels of the organization in the continuous improvement of our company-wide safety culture. Our continuous improvement process incorporates safety perception surveys, improvement projects, and monitoring of leading indicators. Stop Work Authority is an employee-developed program to communicate the right every worker has to stop any unsafe work activity.

We encourage employees across the company to make health and wellness a priority. Good health brings vitality and energy to our work lives and our home lives. MGE's programs to promote health and wellness include hybrid work schedules, the Healthy Rewards program, and access to athletic trainers for sprain and strain prevention and ergonomic assessments.

Financial Information About Segments

See Footnote 22 of the Notes to the Consolidated Financial Statements in this Report for financial information relating to MGE Energy's and MGE's business segments.

Information About our Executive Officers

As of December 31, 2023, the executive officers of the registrants were as follows:

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a)	Chairman of the Board, President, and Chief Executive Officer	10/01/2018	12
Age: 52

Jared J. Bushek(a)	Vice President – Chief Financial Officer and Treasurer	03/01/2023	8
Age: 43	Vice President – Finance, Chief Information Officer and Treasurer	09/01/2020
	Assistant Vice President – Chief Information Officer	07/23/2015

Lynn K. Hobbie(b)	Executive Vice President – Marketing and Communications	03/01/2017	29
Age: 65

Tamara J. Johnson(a)	Vice President – Chief Accounting Officer and Controller	03/01/2023	8
Age: 59	Vice President – Accounting and Controller	03/01/2020
	Assistant Vice President – Controller	07/23/2015

James J. Lorenz(b)	Vice President – Energy Operations	05/01/2021	5
Age: 57	Assistant Vice President – Energy Operations	10/01/2018

Cari Anne Renlund(a)	Vice President, General Counsel and Secretary	09/01/2020	8
Age: 50	Vice President and General Counsel	11/02/2015

Scott R. Smith(b)	Vice President – Business and Regulatory Strategy	05/01/2021	5
Age: 52	Assistant Vice President – Business and Regulatory Strategy	03/01/2018

Note: Ages, years of service, and positions as of December 31, 2023.

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

MGE Energy is subject to regulation as a holding company by the PSCW. The PSCW regulates MGE's rates; terms and conditions of service; various business practices and transactions; financing; the closure of generating facilities and related cost recovery; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business.

MGE is subject to oversight and monitoring by MISO. Possible changes to MISO's accredited capacity methodology may impact new generating facilities such as solar and wind which may require adjustments to the current resource plan. We may need to add additional resources to comply with MISO's planning reserve margin requirements or procure capacity in the market whereby such costs might not be recovered in rates. The lack of availability of new and existing generating facilities may also impact our current resource plan to be in accordance with MISO's methodology.

ATC, in which we have an investment, is subject to regulation by FERC as to, among other things, rates.

Our utility revenues are subject to regulatory proceedings and/or negotiated settlements, which can affect our ability to recover, and the timing of recovery of, costs that we incur in our operations.

Our utility customer rates have a material impact on our financial condition, results of operations, and liquidity. Our ability to obtain adjustments to those rates depends upon timely regulatory action under applicable statutes and regulations. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who focus on differing elements of the rate setting process, including environmental matters and addressing affordability concerns. Decisions are subject to judicial review, potentially leading to additional uncertainty associated with the approval proceedings. Rate regulation is based on providing an opportunity to recover costs that have been reasonably incurred and the ability to earn a reasonable rate of return on invested capital. However, we have no assurance that our regulators will consider all of our costs to have been reasonably incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide a reasonable return on equity. We estimate the impacts of changes in customer growth and weather as part of our customer rates. Any reduction of sales from these factors may not result in rates that fully recover our costs and require adjustments to our rates.

Under applicable accounting for regulated operations, certain costs and revenues are deferred as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized as a current period expense and could materially and adversely impact our operations and financial performance in that period.

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

We are subject to environmental laws and regulations that affect the manner in which we conduct business, including capital expenditures, operating costs, and potential liabilities. The current presidential administration has and continues to undertake an active effort on climate change-related matters, including restrictions on greenhouse gas emissions, such as carbon. While it is difficult to know the extent of possible legislation or regulatory activity, it is expected there will be an increase in the number and scope of environmental laws and regulations aimed at carbon sources, including fossil-fueled generation and the transportation of natural gas. These possible changes, as well as evolving consumer sentiment, have affected and may continue to affect our business plans, make them more costly, or expose us to liabilities for past, present, or future operations.

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

Our subsidiaries have incurred and are expected to continue to incur costs from more stringent regulation of GHG from power plants, natural gas delivery, GHG used in power distribution, and efficiencies lost during power distribution. While it is difficult to know the extent of possible legislation or regulatory activity, the federal government is likely to consider, and could pass, some form of greenhouse gas legislation or regulations. In addition, litigation by environmental nongovernment organizations targeting GHG emissions from the electric power industry is also likely if the federal government fails to act on greenhouse gas initiatives.

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

MGE has price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE burns natural gas in several of its electric generation facilities. In many cases, the cost of purchased power is tied to the cost of natural gas. In the event of an interruption in energy supply, whether due to equipment problems, transmission constraints, or otherwise, we may incur additional costs to obtain alternative sources of energy supply, in order to meet our contractual or regulatory obligations to our customers. Electric fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The electric fuel-related costs are subject to an excess revenue test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

Changes in federal income tax policy or our inability to use or generate tax credits may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

If corporate tax rates or policies are changed, we may be required to take material charges against earnings. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of those tax increases in revenues. In addition, certain IRS tax policies, such as tax normalization, may impact our ability to economically deliver certain types of resources relative to market prices.

We have historically reduced our consolidated federal and state income tax liability with the use of various tax credits under the applicable tax codes. We may not be able to fully use tax credits if our future federal and state taxable income and related income tax liability is insufficient to permit their use or if we are unable to transfer tax credits to a third party. In addition, any future disallowance of some or all of those tax credits as a result of legislation or an adverse determination by one of the applicable taxing jurisdictions could materially affect our tax obligations and financial results.

Our utility business currently owns and operates renewable energy generating facilities. These facilities produce PTC and ITC used to reduce our federal tax obligations. The amount of tax credits we earn depends on the date the qualifying generating facilities are placed in service and various operating and economic factors, including facility generation, transmission constraints, unfavorable trends in pricing for wind or solar energy, adverse weather conditions, the breakdown or failure of equipment, and the applicable tax credit rate. These factors could significantly reduce the PTC and ITC produced by our wind or solar farms, resulting in increased federal income tax expense. We could also be forced to replace lost generation capacity with additional power purchases from third parties, potentially leading to increased costs. Any of the considerations mentioned above could have an adverse impact on our financial condition and results of operations, which could be material depending upon the cause of the disruption and its duration.

There is also uncertainty as to when or how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat impacts of any future federal or state tax regulation. These impacts could subject us to credit rating downgrades. In addition, certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by future rulings.

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

More recently, our operations have been impacted by domestic and global supply chain disruptions which are delaying the delivery of materials, equipment, and other resources that are critical to our business operations and projects under construction, including our renewable energy projects. Supply interruptions could affect our ability to operate and maintain our system and ability to implement our long-term goals. Inflation has also increased prices of equipment, materials, employee wages and benefits, and other resources. Inflationary pressures in the economy could lead to higher expenses which may adversely impact our financial condition and results of operations.

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

Weather conditions, accidents, and catastrophic events can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take place over prolonged periods or may be unsuccessful. We may also be unable to make the necessary improvements to our operational system, causing service interruptions. Furthermore, our facilities are interconnected with third-party transmission providers. Damage to or failures of these providers' equipment or facilities is out of our control but could lead to service interruptions. The resulting interruption of services would result in lost revenues and additional costs. Lack of gas or decreased gas pressure from interstate pipeline systems may result in unexpected energy interruptions and may lead to additional costs for alternative energy sources. We are also exposed to the risk of accidents or other incidents that could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

Our operations and confidential information are subject to the risk of physical or cyber attacks, which could have an adverse effect on our business and performance.

We operate in a highly engineered industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, to operate our control facilities, to provide electric and gas service to our customers, and to enable compliance with applicable regulatory requirements. Our generation and distribution facilities and computer-based systems and other infrastructure or physical assets are vulnerable to interruption, the introduction of viruses, malware, ransomware, security breaches, terrorist-style attacks, fire, power loss, system malfunction, network outages, unauthorized access, and other events that may be beyond our control. System interruptions or failures, whether isolated or more widespread, could impact our ability to provide service to our customers, which could have a material adverse effect on our operations and financial performance.

Generation, transmission systems, and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers' operations, could also negatively impact our business.

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

We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. While we have not been subject to cyber incidents that have had a material impact on operations to date, the safeguards we have may not always be effective due to the evolving nature of cyber-attacks. We cannot guarantee that such protections will be completely successful in the event of a cyber-attack. If the technology systems were to fail or be breached by a cyber-attack, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions, equipment may fail to work and confidential data could be compromised, any additional costs may not be recoverable in rates, or may exceed cyber insurance limits, or may not be covered by cyber insurance and could adversely impact our results of operations.

Catastrophic and unpredictable events, including the recent COVID-19 pandemic, could have a material adverse effect on our business.

A terrorist attack, war, natural disaster, pandemic virus or disease, including the recent COVID-19 pandemic, or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and operating results by: interrupting our normal business operations; causing employee absences or casualties, including loss of our key employees; interrupting or affecting supplier operations; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. Facilities for electric generation, transmission, and gas and electric distribution are potential targets of terrorist threats and activities both physical or cyber attacks. A terrorist act or catastrophic event at our facilities or the facilities of other companies to which we are interconnected could result in a disruption of our ability to generate, transmit, transport, purchase, or distribute electricity or natural gas. Such an event would have additional adverse effects, including environmental ramifications, increased security and insurance costs, as well as general economic volatility or uncertainty within our service territories. The inability to maintain operational continuity and any additional costs incurred for repairing our facilities or making alternative arrangements could materially and adversely affect our financial condition and results of operations.

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

Some of our current long-term goals include MGE's targeting of a net‐zero carbon electricity by 2050 and MGE's Energy 2030 framework, which describes our plan for growth in renewables generation. MGE is working to achieve a more sustainable energy future using cost‐effective renewable generation technologies. Management established these goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. These long-term goals are based on certain assumptions regarding the timing, scope, and relative costs of technological advancements, including generation, storage and energy use technologies; levels of customer participation in programs and partnerships, which will be critical to the achievement of the goals; our ability to transition or displace existing coal-fired resources; our ability to complete renewable generation projects in a timely manner and within approved budgets; our ability to obtain recovery of costs in rates; and our ability to obtain the necessary permits or licenses for such projects. These assumptions may differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals in the timeframe projected or at all.

Failure to attract and retain an appropriately qualified workforce could affect our operations.

We must attract, train, and retain a workforce to meet current and future needs. Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, labor market conditions, evolving employee culture expectations, or unavailability of contract resources may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and time required for replacement employees to develop necessary skills. Failure to identify qualified replacement employees could increase costs as a result of decreased productivity and increased safety incidents. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected. We are also subject to multiple collective bargaining agreements covering approximately 317 employees. Future negotiation of these collective bargaining agreements could lead to work stoppages or other disruptions to our operations, which could adversely affect our financial condition and results of operations.

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

MGE Energy is a holding company, with no operations of its own, and its ability to pay dividends on our common stock is dependent on the earnings and cash flows of operating subsidiaries and their ability to pay upstream dividends or to repay funds to MGE Energy. Our subsidiaries have financial obligations that must be satisfied before funding MGE Energy. These obligations include debt service and obligations to trade creditors, among others. Our subsidiaries are also subject to contractual and regulatory restrictions on the payment of dividends.

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

General Risk Factors

Our insurance coverage may not be sufficient to cover losses caused by an operating failure or catastrophic events, such as severe weather events or a cyber-attack, or it may not be available at a reasonable cost, or available at all.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 1C. Cybersecurity.

MGE Energy and MGE

Risk management and strategy

MGE manages its cybersecurity risk in accordance with the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Using the core functions of NIST framework – identify, protect, detect, respond, and recover – MGE employs a cybersecurity strategy program with input from information technology (IT) leadership, senior management, and MGE Energy's Board of Directors (the Board). MGE maintains policies and procedures concerning cybersecurity matters, including those related to antivirus/malware protection, remote access, authentication, and confidential information. These policies go through an internal review process and are approved by appropriate members of management.

Cybersecurity is considered within MGE's overall Enterprise Risk Management (ERM) program, which establishes an overall approach to enterprise risk management that can be consistently applied across the enterprise. As part of the ERM program, management identifies, assesses, mitigates, and monitors key enterprise risks. The ERM program includes evaluation of cyber risks' causes, impacts, ratings, and mitigations. Enterprise risks are reviewed and updated by management semi-annually.

MGE's IT Security team trains and collaborates across the organization and with outside partners and governmental agencies to maintain visibility and detection of continuously evolving threats and protection of MGE's digital systems. MGE has developed a security awareness program to help employees make sound security decisions through ongoing security awareness, education, and training activities. MGE has cyber incident response plans that detail identification, response, and recovery procedures in the event of a cyber incident. Periodic third-party penetration tests and vulnerability scans are performed both internally and externally to assess MGE's security measures and validate MGE's processes and procedures during a threat. In addition to assessing its own cybersecurity preparedness, MGE's security team also considers and evaluates cybersecurity risks associated with use of third-party service providers to confirm that security standards are met. MGE relies on third parties to deliver its products and services to customers, and a cybersecurity incident at a supplier, subcontractor, or joint venture partner could materially impact MGE. Third-party cybersecurity controls are assessed through a cybersecurity questionnaire, and security and privacy addendums are included in contracts when applicable. Furthermore, at least annually vendor System and Organization Controls (SOC) 1 or SOC 2 reports are reviewed by internal business owners, if available. MGE's assessment of risks associated with use of third-party providers is part of the overall cybersecurity risk management framework. MGE has a cyber insurance policy to mitigate risk of financial damages. In an event of a material cyber incident, MGE engages representatives of the insurer in accordance with the cyber incident response plan.

Governance

Enterprise-wide risk assessment and oversight are fundamental responsibilities of the Board, including cybersecurity. The Board, of which three members have technology and cybersecurity skills, is involved in the process of overseeing the primary risks faced in the conduct of our business. The Board receives, on an ongoing basis, information from management related to key business risks and mitigation strategies. These business risks include existing and emerging risks related to environmental performance and sustainability, information technology systems and cybersecurity, operational risks, financial risks, reliability risks, and regulatory risks. Updates to the ERM risk register are provided to the Audit Committee of the Board semiannually, which includes a cybersecurity risk assessment. Annually, management presents the Company's cybersecurity strategy and initiatives to the Board. In addition, management provides quarterly cybersecurity updates to the Audit Committee to inform on any incidents, changes in risk or threat landscape, and provide any relevant information on trending topics in cybersecurity as it pertains to MGE.

The Chief Financial Officer (CFO) & Treasurer and the Chief Information Officer (CIO) are the system owners for electronic information and, in that capacity, are responsible for the processing, integrity, security, and availability of electronic information under their jurisdiction. The CFO has over 15 years of experience spanning several IT functions and levels of management, IT audit, applications development, project management, infrastructure and telecommunications, and cybersecurity. The CIO has over 25 years of IT experience, including ten years dedicated to cybersecurity in the utility, insurance, and financial sectors, and maintains a Certified Information Systems Security Professional (CISSP) certification. The CIO's cybersecurity experience includes engineering, architecture, incident response, and management.

MGE has had no material cyber security incidents that affected business strategy, results of operations, or financial condition.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service as of December 31, 2023, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Nameplate Capacity (MW)	Net Summer Rated Capacity (MW)(a)(b)		No. of Units
Coal Facilities:
Columbia	Portage, WI	1975 & 1978	Low-sulfur Coal	211	212	(c)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106	109	(c)	2

Natural Gas Facilities:
Blount	Madison, WI	1957 & 1961	Natural Gas	100	95		2
Nine Springs	Madison, WI	1964	Natural Gas	16	12		1
Sycamore	Madison, WI	1967 & 1971	Natural Gas	38	30		2
Fitchburg	Fitchburg, WI	1973	Natural Gas	53	31		2
West Marinette	Marinette, WI	2000	Natural Gas/Oil	90	69		1
WCCF	Madison, WI	2005	Natural Gas/Oil	157	127	(c)	2
West Riverside	Beloit, WI	2020	Natural Gas	25	23	(c)	2

Distributed Generators:
Multiple Locations	Madison, WI	1998-2021	ULSFO(d)	60	54		60

Wind Facilities:
Lincoln-Red River	Kewaunee County, WI	1999	Wind	11	1		17
Top of Iowa	Brookfield, IA	2008	Wind	30	5		18
Forward	Dodge & Fond du Lac Counties, WI	2008	Wind	18	3	(c)	86
Saratoga	Howard County, IA	2019	Wind	66	18		33
Red Barn	Grant County, WI	2023	Wind	9	1	(c)	28

Solar Facilities:
Morey Field	Middleton, WI	2020	Solar	6	4		4
Two Creeks	Two Creeks, WI	2020	Solar	50	37	(c)	48
Dane County	Madison, WI	2020	Solar	10	7		4
O'Brien	Fitchburg, WI	2021	Solar	22	14		8
Badger Hollow I & II	Monfort, WI	2021 & 2023	Solar	100	61	(c)	81
Hermsdorf	Madison, WI	2022	Solar	8	6		64
Total				1,186	919

(a)
Net summer rated capacity is determined by annual testing (measured in June, July or August) and may vary from year to year due to, among other things, the operating and physical conditions of the units.
(b)
All facilities shown are owned by MGE unless footnoted otherwise.
(c)
MGE jointly owns these facilities with various other utilities. The capacity shown represents MGE's ownership share:
•
Columbia is jointly-owned by MGE, WPSC and WPL, which operates the facility. MGE's ownership interest is 19%. See "Columbia" below for further information.
•
Elm Road Units is jointly owned by MGE, WPPI Energy, Inc, and WEC, which operates the units. MGE's ownership interest is 8.33%. See "Elm Road Units" below for further information.
•
WCCF is jointly-owned by MGE and UW-Madison. Per the joint plant agreement, the UW is allocated 17 MW of the net capability of these units during the summer cooling season. The net summer-rated capacity shown reflects this decrease. MGE's ownership interest is 55%. See "WCCF" below for further information.
•
West Riverside is jointly owned by multiple parties including MGE and WPL, which operates the facility. Power from this facility is shared in proportion to each owner's ownership interest. Commercial operation date of facility was 2020. MGE purchased its ownership interest of 3.4% in 2023.
•
Forward is jointly owned by MGE, WPSC and WPL, which operates the facility. Power from this facility is shared in proportion to each owner's ownership interest. Commercial operation date of facility was 2008. MGE purchased its ownership interest of 12.8% in 2018.
•
Red Barn is jointly owned by MGE and WPSC, which operates the facility. MGE's ownership interest is 10%.
•
Two Creeks and Badger Hollow I and II are both jointly owned with WPSC, which operates the facilities. MGE's ownership interest is 33%.
(d)
ULSFO is ultra low-sulfur fuel oil.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two units, which, as of December 31, 2023, accounted for 23% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. As of December 31, 2023, MGE had a 19% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE and the other co-owners announced plans to retire Columbia. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and unit retirement dates are subject to change depending on operational, regulatory, and other factors.

The Columbia units burn low-sulfur sub-bituminous coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units was approximately 46 days as of December 31, 2022, and approximately 90 days as of December 31, 2023.

Elm Road Units and WCCF

MGE Power Elm Road and two other utilities own undivided interests in the Elm Road Units, consisting of two units, which, as of December 31, 2023, accounted for 12% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and sub-bituminous coal from the Powder River Basin in Wyoming. MGE's share of the coal inventory supply for the Elm Road Units was approximately 81 days as of December 31, 2022, and approximately 82 days as of December 31, 2023. MGE Power Elm Road's share of the Elm Road Units is reflected in "Property, plant, and equipment, net" on MGE Energy's and MGE's consolidated balance sheets. In 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goals. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.

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

Electric and Gas Distribution Facilities

As of December 31, 2023, MGE owned 835 miles of overhead electric distribution line and 1,330 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by 49 substations, installed with a capacity of 1.2 million kVA. MGE's gas facilities include 3,066 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of the senior secured notes issued by MGE Power Elm Road. MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of the senior secured notes issued by MGE Power West Campus. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for additional information regarding these first mortgage bonds and the entitlement of certain senior notes issued by MGE to be equally and ratably secured if MGE issues additional first mortgage bonds.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1. Business and Footnote 16.a. of the Notes to Consolidated Financial Statements in this Report for a description of several environmental proceedings affecting MGE. See Footnote 16b. of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data in this Report for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE - Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. As of January 31, 2024, there were 40,660 shareholders of record. For additional information regarding dividends and dividend restrictions, see Footnote 15 of the Notes to the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data in this Report.

MGE

As of January 31, 2024, there were 17,347,894 outstanding shares of MGE common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below in this report.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2019 through 2023. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2018 with dividends reinvested)

$2,500
$2,000
$1,500
$1,000
$500
$0
$1,340
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
MGEE
Russell 2000
EEI Index

Value of Investment as of December 31,

	2018	2019	2020	2021	2022	2023
MGEE	$1,000	$1,341	$1,216	$1,458	$1,275	$1,340
Russell 2000	1,000	1,255	1,506	1,729	1,376	1,608
EEI Index	1,000	1,258	1,243	1,456	1,473	1,344

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•
Regulated electric utility operations, conducted through MGE, which generate and distribute electricity to approximately 163,000 customers in Dane County, Wisconsin,
•
Regulated gas utility operations, conducted through MGE, which distribute natural gas to approximately 176,000 customers in seven south-central and western Wisconsin counties,
•
Nonregulated energy operations, conducted through MGE Power and its subsidiaries, which owns interests in electric generating capacity that is leased to MGE,
•
Transmission investments, representing our equity investment in ATC, which owns and operates electric transmission facilities primarily in Wisconsin, and ATC Holdco, a company created to facilitate out-of-state electric transmission development and investments, and
•
All other, which includes corporate operations and services.

Our primary focus is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE seeks to meet its customers' expectations for reasonably priced, reliable electric and gas service provided in a reasonable manner. That responsibility is manifested in actions intended to achieve 80% carbon reduction by 2030 (from 2005 levels) and net-zero carbon by 2050, including:

•
reducing the proportion that coal generation represents in its generation mix, as evidenced by its announcements of the retirement of Columbia (a coal generation plant) and the planned change in the Elm Road Units fuel source from coal to natural gas, and
•
growing ownership of renewable generation sources.

MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit rating consistent with financial strength in MGE in order to accomplish these goals.

The ownership/leasing structure for our nonregulated energy operations was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin and a partial ownership of a cogeneration project on the UW-Madison campus. A third party operates the units in Oak Creek, and MGE operates the cogeneration project. Due to the nature of MGE's participation in these facilities, the results of MGE Energy's nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

We have not included a discussion of results of operations and changes in financial position for the year ended December 31, 2022, as compared to the year ended December 31, 2021. That discussion can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 22, 2023.

Executive Overview

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
•
Rates, regulation and regulatory issues, and their impact on the timing and recovery of costs,
•
Energy commodity prices, including natural gas prices,
•
Equity price risk pertaining to pension related assets,

•
Credit market conditions, including interest rates and our debt credit rating,
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors of this Report.

During the year ended December 31, 2023, MGE Energy's earnings were $117.7 million or $3.25 per share compared to $111.0 million or $3.07 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2023, were $90.5 million compared to $83.9 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2023	2022
Electric Utility	$75.9	$65.2
Gas Utility	14.1	18.2
Nonregulated Energy	22.4	22.1
Transmission Investments	7.7	6.7
All Other	(2.4)	(1.2)
Net Income	$117.7	$111.0

Our net income during 2023 compared to 2022 primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to earnings for 2023. Timing of depreciation expense and lower fuel costs also contributed to higher earnings in 2023. Depreciation expense is expected to increase in 2024 with the completion of significant capital projects such as Badger Hollow II and Paris.

Gas Utility

Lower gas retail sales resulting from warmer than normal weather contributed to lower gas earnings in 2023. Gas retail sales decreased approximately 13%. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by approximately 15% in 2023 compared to the same period in the prior year.

Transmission Investments

In 2022, our share of ATC's earnings reflected an estimated possible loss of approximately $0.9 million inclusive of interest and net of tax, related to the August 2022 developments in the MISO transmission owners complaints on authorized return on equity. See additional information in "Other Matters" below.

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

Significant Events

The following events affected 2023:

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs Incurred as of December 31, 2023(a)	Date of Commercial Operation
Red Barn	10%	Wind	9.16 MW	$18 million	$16.7 million	April 2023
Badger Hollow II	33%	Solar	50 MW	$86 million(e)	$81.6 million(b)(c)	December 2023
Paris	10%	Solar/Battery	20 MW/11 MW	$61 million(e)	$35.0 million(b)	2024(d) Solar 2025(d) Battery
Darien	10%	Solar	25 MW	$46 million(e)(f)	$25.5 million(b)	2024(d)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC on Badger Hollow II, Paris, and Darien. After tax, MGE recognized $5.6 million, $2.2 million, and $0.6 million of AFUDC equity earnings through December 31, 2023, on Badger Hollow II, Paris, and Darien, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(d)
Estimated date of commercial operation.
(e)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has requested, and will continue to request, recovery of the updated estimated costs in its rate case proceedings.
(f)
As part of its order, the PSCW approved battery capacity with this project, which is no longer included in the current estimate. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

West Riverside. In March 2023, MGE purchased a 3.4% ownership interest in the natural gas-fired facility West Riverside from WPL, the operator of the plant, for approximately $25 million. MGE's share of the generation capacity of West Riverside is 25 MW.

Deferred Fuel Costs - Subject to Refund: As of December 31, 2023, MGE had deferred $7.2 million of 2023 fuel savings. These costs will be subject to the PSCW's annual review of 2023 fuel costs, expected to be completed during 2024. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for further information regarding fuel proceedings.

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

During 2024, several items may affect us, including:

2024/2025 Rate Proceeding: In December 2023, the PSCW approved a 1.54% increase to electric rates and 2.44% increase to gas rates for 2024. The PSCW also approved a 4.17% increase to electric rates and 1.32% increase to gas rates for 2025. See "Other Matters" below for additional information on the 2024/2025 Rate Proceeding.

In accordance with the 2024/2025 rate order from the PSCW, MGE will have an earnings sharing mechanism, under which, if MGE earns above the 9.7% authorized ROE: (i) the utility will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be refunded to customers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to customers.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.4% and 5.9% of our net income for the years ended December 31, 2023 and 2022, respectively, from our investment in ATC.

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

•
Transitioning away from coal. Columbia: MGE, along with the other plant co-owners, announced plans to retire Columbia Unit 1 and Unit 2 by June 2026. Final timing and retirement dates for Units 1 and 2 are subject to change depending on operational, regulatory, and other factors. MGE has a plan, which it continues to evaluate, to replace the generation from Columbia while maintaining electric service reliability.

Elm Road Units: MGE, along with the plant co-owner, announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. Transition plans and costs will be subject to PSCW approval. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. By the end of 2030, coal is expected to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goals. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.

•
Growing renewable generation. MGE is seeking to acquire a joint interest in several renewable generation projects. See our 2024-2028 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on these projects.
•
Natural gas as a fuel source. West Riverside: MGE is seeking PSCW approval to purchase an additional ownership interest in West Riverside. See the 2024-2028 capital expenditures forecast included under "Liquidity and Capital Resources" below for additional information on West Riverside.

Environmental Initiatives – Natural gas distribution: Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve that goal—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system cost-effectively as quickly as possible.

Solar Procurement Disruptions: MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce investigation on whether to impose new solar tariffs. These disruptions have a potential to impact current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed, and expect to continue to file, notifications with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings. See "Other Matters" below for additional information on solar procurement disruptions.

The following discussion is based on the business segments as discussed in Footnote 22 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Year Ended December 31, 2023, Versus the Year Ended December 31, 2022

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except CDD)	2023	2022	% Change	2023	2022	% Change
Residential	$171,137	$161,300	6.1%	871,558	884,476	(1.5)%
Commercial	252,268	232,057	8.7%	1,772,483	1,790,397	(1.0)%
Industrial	13,759	13,303	3.4%	151,283	152,734	(1.0)%
Other-retail/municipal	40,815	37,323	9.4%	363,643	363,213	0.1%
Total retail	477,979	443,983	7.7%	3,158,967	3,190,820	(1.0)%
Sales to the market	10,163	19,385	(47.6)%	132,143	132,079	0.0%
Other revenues	1,587	1,799	(11.8)%	—	—	—%
Total	$489,729	$465,167	5.3%	3,291,110	3,322,899	(1.0)%

Cooling degree days (normal 705)				780	787	(0.9)%

Electric revenue increased $24.6 million during 2023 compared to 2022, due to the following:

(In millions)
Rate changes	$42.4
Sales to the market	(9.2)
Decrease in volume	(3.7)
Customer fixed and demand charges	(3.2)
Revenue subject to refund, net	(1.5)
Other	(0.2)
Total	$24.6

•
Rate changes. In December 2022, the PSCW authorized MGE to increase 2023 rates for retail electric customers by approximately 9.01%. Rates charged to retail customers during 2023 were $42.4 million higher than those charged during 2022. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During 2023, sales were made at lower market prices compared to 2022. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Volume. During 2023, residential sales decreased by approximately 2% compared to 2022. The decrease was driven by unfavorable weather. Commercial, industrial, and other-retail/municipal sales decreased by approximately 1% during 2023 compared to 2022.

•
Customer fixed and demand charges. During 2023, fixed and demand charges decreased $3.2 million primarily attributable to the decrease in demand charges for commercial customers and decreased fixed residential customer charge.

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

Electric fuel and purchased power

	Year Ended December 31,
(In millions)	2023	2022	$ Change
Fuel for electric generation	$57.6	$61.3	$(3.7)
Purchased power	41.2	46.8	(5.6)

The $3.7 million decrease in fuel for electric generation was due to an approximately 11% decrease in the average cost offset by an approximately 5% increase in internal generation. West Riverside was purchased in March 2023 contributing to the increase in internal generation during 2023, compared to 2022.

Excluding deferred fuel costs, purchased power decreased $19.7 million. The decrease in purchased power was due to an approximately 18% decrease in market purchases as a result of lower customer sales and increased internal generation. An approximately 21% decrease in average cost also contributed to the decrease in purchase power costs. Deferred fuel cost recovered in 2023 is $5.4 million compared to $8.7 million deferred in 2022.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs outside the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average	Revenues			Therms Delivered
rate per therm of retail customer)	2023	2022	% Change	2023	2022	% Change
Residential	$116,640	$143,544	(18.7)%	97,326	114,162	(14.7)%
Commercial/Industrial	75,410	99,165	(24.0)%	96,053	106,911	(10.2)%
Total retail	192,050	242,709	(20.9)%	193,379	221,073	(12.5)%
Gas transportation	7,399	5,780	28.0%	72,181	78,966	(8.6)%
Other revenues	563	183	n.m.%	—	—	—%
Total	$200,012	$248,672	(19.6)%	265,560	300,039	(11.5)%
Heating degree days (normal 6,991)				6,167	7,210	(14.5)%
Average rate per therm of retail customer	$0.993	$1.098	(9.6)%

n.m. not meaningful

Gas revenue decreased $48.7 million during 2023 compared to 2022, due to the following:

(In millions)
Rate changes	$(31.7)
Decrease in volume	(18.5)
Other	1.3
Revenue subject to refund, net	0.2
Total	$(48.7)

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2023 rates for retail gas customers by 0.96%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during 2023. The average retail rate per therm for 2023 decreased approximately 10% compared to 2022, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

•
Volume. For 2023, retail gas deliveries decreased approximately 13% compared to 2022 primarily related to unfavorable weather conditions in the current year.

•
Other. Other revenues increased primarily related to an increase in the number of gas customers in 2023, which increased fixed customer charge revenue as compared to 2022.

Cost of gas sold

A $45.9 million decrease in cost of gas sold was driven by lower cost per therm of gas. Average cost per therm decreased approximately 20%. A decrease in volume of approximately 13% also contributed to the decrease in cost. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

For 2023, operations and maintenance expenses increased $6.1 million, compared to 2022. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$6.4
Increased electric distribution expenses	0.7
Increased customer services	0.7
Increased gas distribution expenses	0.6
Increased other expenses	0.3
Decreased customer accounts costs	(1.9)
Decreased electric production expenses	(0.7)
Total	$6.1

•
Increased administrative and general costs are primarily related to an increase in employee payroll related costs including expenses recorded for the long-term incentive plan and pension and OPEB service costs.

•
Decreased customer accounts are primarily related to lower technology support costs which were higher in 2022 during the stabilization period of the new customer information system that went live in September 2021.

Consolidated depreciation expense

Electric depreciation expense increased $14.5 million and gas depreciation expense increased $0.3 million for 2023, compared to 2022. As part of the PSCW approved electric limited reopener for 2023, MGE accelerated the depreciation schedule for Columbia Unit 2 from 2038 to 2029 to align with the depreciation schedule previously approved for Columbia Unit 1. The accelerated depreciation schedule, which began in 2023, for Columbia Unit 2 contributed to the increase in electric depreciation expense.

Electric and gas other income and interest expense

Electric other income increased $3.4 million and gas other income increased $0.4 million during 2023, compared to 2022, primarily related to pension and other postretirement other than service costs.

Electric interest expense increased $3.0 million and gas interest expense increased $1.3 million during 2023, compared to 2022, primarily related to new long-term debt issuances. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for additional information on the new debt issuances.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2023 and 2022, net income at the nonregulated energy operations segment was $22.4 million and $22.1 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During 2023 and 2022, other income at the transmission investment segment primarily reflects ATC's operations and was $10.6 million and $9.1 million, respectively. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The decrease of $1.7 million in other income from all other operations during 2023, primarily reflects results from investment losses recognized in 2023, from our venture capital funds compared to investment gains recognized in 2022. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies such as greater sustainability.

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

	Year Ended December 31,
(In millions)	2023	2022
MGE Power Elm Road	$14.7	$14.3
MGE Power West Campus	7.2	7.3

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2023 and 2022:

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Cash provided by (used for):
Operating activities	$237,561	$153,735	$231,822	$151,067
Investing activities	(230,020)	(180,145)	(224,027)	(176,095)
Financing activities	(10,483)	25,543	(11,590)	27,730

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

Cash provided by operating activities during 2023 was $237.6 million, an increase of $83.8 million when compared to 2022, driven by:

•
A $71.7 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers during 2023, when compared to 2022, primarily driven by a decrease in the price of natural gas.

•
A $9.5 million increase in cash as a result of higher overall collections from customers during 2023, when compared to 2022. This increase was driven by the 2023 rates approved by the PSCW, effective January 1, 2023.

•
An increase of $11.5 million in cash from lower payments for other operation and maintenance expenses.

•
An increase of $1.4 million in cash from higher dividends received from ATC investment.

These increases in net cash provided by operating activities were partially offset by:

•
A decrease of $6.6 million in cash from higher payments for MGE Energy's federal and state taxes during 2023, when compared to 2022.

•
A decrease of $3.6 million in cash from higher payments for interest, driven by MGE's issuance of long-term debt during the fourth quarter of 2022 and during 2023.

MGE

Cash provided by operating activities for 2023 was $231.8 million, an increase of $80.8 million when compared to 2022, driven by:

•
A $71.7 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers during 2023, when compared to 2022, primarily driven by a decrease in the price of natural gas.

•
A $9.5 million increase in cash as a result of higher overall collections from customers during 2023, when compared to 2022. This increase was driven by the 2023 rates approved by the PSCW, effective January 1, 2023.

•
An increase of $11.4 million in cash from lower payments for other operation and maintenance expenses.

These increases in net cash provided by operating activities were partially offset by:

•
A decrease of $8.0 million in cash from higher payments for MGE's federal and state taxes during 2023, when compared to 2022.

•
A decrease of $3.6 million in cash from higher payments for interest, driven by MGE's issuance of long-term debt during the fourth quarter of 2022 and during 2023.

Capital Requirements and Investing Activities

Cash outflows for MGE Energy and MGE principally reflect capital expenditures. See "Capital Expenditures" below for more information.

MGE Energy

MGE Energy's cash used for investing activities increased $49.9 million for 2023 when compared to 2022.

Capital expenditures for 2023 were $222.1 million. This amount represents an increase of $47.0 million from the expenditures made in 2022. This increase primarily reflects the purchase of 25 MW of West Riverside and purchase of Red Barn wind farm.

Capital contributions in ATC and other investments increased $1.8 million for 2023 when compared to 2022.

MGE

MGE's cash used for investing activities increased $47.9 million for 2023 when compared to 2022.

Capital expenditures for 2023 were $222.1 million. This amount represents an increase of $47.0 million from the expenditures made in 2022. This increase primarily reflects the purchase of 25 MW of West Riverside and purchase of Red Barn wind farm.

Capital Expenditures

The following table shows MGE Energy's actual capital expenditures for both 2022 and 2023, and forecasted capital expenditures for 2024 through 2028:

(In thousands)	Actual		Forecasted
For the years ended December 31,	2022	2023	2024	2025	2026	2027	2028
Electric	$141,273	$180,743	$177,000	$186,000	$193,000	$222,000	$207,000
Gas	27,656	36,402	28,000	29,000	32,000	29,000	28,000
Utility plant total	168,929	217,145	205,000	215,000	225,000	251,000	235,000
Nonregulated	6,101	4,926	9,000	10,000	7,000	6,000	8,000
MGE Energy total	$175,030	$222,071	$214,000	$225,000	$232,000	$257,000	$243,000

Forecasted capital expenditures are based upon management's assumptions with respect to future events, including the timing and amount of expenditures associated with environmental compliance initiatives, legislative and regulatory action, supply chain and market disruptions, customer demand and support for electrification and renewable energy resources, energy conservation programs, load growth, the timing of any required regulatory approvals, and the adequacy of rate recovery. Actual events may differ materially from these assumptions and result in material changes to those forecasted amounts, particularly in the final forecasted years.

MGE is targeting at least 80% carbon reduction from electric generation by 2030 (from 2005 levels) and net-zero carbon electricity by 2050. Solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal. MGE continues to evaluate solar, wind, and battery storage projects that align with its goals as legacy fossil fuel-fired facilities are retired. The target early retirement date for Columbia is June 2026. MGE has included forecasted capital expenditures for the years 2024 through 2026 for projects to replace Columbia's generation.

The following table provides further detail of MGE Energy's forecasted capital expenditures, separating spending into capital project categories for 2024 through 2028:

(In thousands)	Forecasted
For the years ended December 31,	2024	2025	2026	2027	2028
Electric renewables(a)	$76,000	$102,000	$114,000	$146,000	$132,000
Electric production	42,000	21,000	20,000	13,000	13,000
Electric distribution	59,000	63,000	59,000	63,000	62,000
Gas distribution	28,000	29,000	32,000	29,000	28,000
Utility plant total	205,000	215,000	225,000	251,000	235,000
Nonregulated	9,000	10,000	7,000	6,000	8,000
MGE Energy total	$214,000	$225,000	$232,000	$257,000	$243,000
(a)
Includes solar and wind generation and battery storage.

Our forecasted capital expenditures reflect the following significant renewable projects that are proposed or currently under construction:

Project	Source	Ownership Interest	Share of Generation/Battery Storage	Share of Costs(b)	Estimated Date of Commercial Operation
Paris(a)	Solar/Battery	10%	20MW/11MW	$61 million(c)(d)	2024 Solar 2025 Battery
Darien(a)	Solar	10%	25MW	$46 million(c)(d)(e)	2024
Strix	Solar	100%	6MW	$12 million	2024
High Noon(f)	Solar	10%	30MW	$65 million	2026
Koshkonong(a)	Solar	10%	30MW	$54 million(c)(e)	2026

(a)
Approved by the PSCW.
(b)
Excluding AFUDC.
(c)
Requested, in the case of projects pending PSCW approval, or received, in the case of Paris, Darien, and Koshkonong approval to recover 100% AFUDC.
(d)
See Footnote 6 of Notes to Consolidated Financial Statements in the Report for information on costs incurred.
(e)
As part of its order, the PSCW approved battery capacity with these projects, which are no longer included in the 2024-2028 forecast. MGE will continue to evaluate timing, cost, and feasibility of the installation of batteries.
(f)
Pending approval by the PSCW. Battery storage has been proposed as part of this project and has not been included in the 2024-2028 forecast. MGE will continue to evaluate timing, cost, and feasibility of the installation of batteries.

In 2023, MGE notified the PSCW of increases in projected costs at Badger Hollow II, Paris, and Darien. The main drivers were increases in the costs of key commodities, labor, and solar modules resulting from supply chain and market disruptions. See Footnote 6 of Notes to Consolidated Financial Statements in this Report for more information on these projects. Furthermore, solar panel procurement disruptions have also shifted construction timelines. MGE continues to assess the potential impact of these disruptions on current and future solar projects that may result in an increase in costs or delays in construction timelines. See further information on procurement disruptions discussed earlier under "Executive Overview."

West Riverside: In March 2023, MGE purchased 25 MW of capacity of West Riverside. In September 2023, MGE, along with joint applicants, filed an application with the PSCW requesting approval for a sale and purchase of additional ownership interests in West Riverside. If approved, MGE's share of West Riverside will increase 25 MW at a purchase price of approximately $25 million. The closing and actual transfer of ownership is expected to occur in June 2024. MGE has requested approval from the PSCW to defer a recovery of and a return on the purchase of the additional ownership of West Riverside and to be reflected in a future rate case filing.

Electric and Gas Distribution: In 2024 through 2028, electric and gas capital expenditures include investment in enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted total capital expenditures for those years is approximately $39 million.

Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

MGE Energy

Cash used for MGE Energy's financing activities was $10.5 million for 2023, compared to $25.5 million of cash provided by financing activities in 2022.

For 2023, cash dividends paid were $60.4 million compared to $57.5 million in 2022. The increase reflected a higher dividend rate per share ($1.67 vs. $1.59).

During 2023, MGE issued $120.0 million of senior unsecured notes that were used to repay $30 million of maturing unsecured senior notes and to assist with financing additional capital expenditures and other corporate obligations, compared to $25.0 million issued in 2022. In addition, $19.3 million of Industrial Development Revenue Bonds were tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms.

For 2023, net short-term debt repayments were $32.5 million, compared to $65.0 million of borrowings in 2022.

MGE

During 2023, cash used for MGE's financing activities was $11.6 million, compared to $27.7 million of cash provided by financing activities in 2022.

Cash dividends to parent (MGE Energy) were $41.0 million in 2023, compared to $33.5 million in 2022.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $20.5 million for 2023, compared to $22.0 million in 2022. The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

During 2023, MGE issued $120.0 million of senior unsecured notes that were used to repay $30 million of maturing unsecured senior notes and to assist with financing additional capital expenditures and other corporate obligations, compared to $25.0 million issued in 2022. In addition, $19.3 million of Industrial Development Revenue Bonds were tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms.

For 2023, net short-term debt repayments were $32.5 million compared to $65.0 million of borrowings in 2022.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2023, is 57.7%, as determined under the calculation used in the rate proceeding. This restriction did not restrict MGE's payment of dividends in 2023. Cash dividends of $41.0 million and $33.5 million, respectively, were paid by MGE to MGE Energy in 2023 and 2022. The rate proceeding calculation includes indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2023, approximately $699.6 million was available for the payment of dividends under this covenant.

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

Credit Facilities

As of December 31, 2023, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Letters of Credit Issued Inside Credit Facilities	Outstanding Borrowings	Available Capacity	Expiration Date
(In millions)
MGE Energy	$50.0	$—	$—	$—	$50.0	November 8, 2027
MGE	$130.0	$38.0	$0.7	$—	$91.3	November 8, 2027

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

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. As of December 31, 2023, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 40.1% and 43.2%, respectively. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2023	2022
Common shareholders' equity	59.9%	60.4%
Long-term debt(a)	38.1%	35.7%
Short-term debt	2.0%	3.9%

(a)
Includes the current portion of long-term debt.

Credit Ratings

MGE Energy's and MGE's access to the capital markets, including, in the case of MGE, the commercial paper market, and their respective financing costs in those markets, may depend on the credit ratings of the entity that is accessing the capital markets.

None of MGE Energy's or MGE's borrowing is subject to default or prepayment as a result of a downgrading of credit ratings, although a downgrading of MGE's credit ratings would increase fees and interest charges under both MGE Energy's and MGE's credit agreements and may affect the collateral required to be posted under derivative transactions.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2023, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$728,547	$5,146	$25,718	$81,841	$615,842
Short-term debt(b)	38,000	38,000	—	—	—
Interest expense(c)	458,691	32,142	63,455	58,814	304,280
Leases(d)	59,277	2,336	3,742	2,554	50,645
Purchase obligations(e)	220,099	86,039	81,198	15,465	37,397
Construction obligations(f)	46,914	46,914	—	—	—
Other obligations(g)	20,592	16,074	1,398	1,121	1,999
Total MGE Energy contractual obligations	$1,572,120	$226,651	$175,511	$159,795	$1,010,163

MGE
Long-term debt(a)	$728,547	$5,146	$25,718	$81,841	$615,842
Short-term debt(b)	38,000	38,000	—	—	—
Interest expense(c)	458,691	32,142	63,455	58,814	304,280
Leases(d)	59,277	2,336	3,742	2,554	50,645
Purchase obligations(e)	220,099	86,039	81,198	15,465	37,397
Construction obligations(f)	46,914	46,914	—	—	—
Other obligations(g)	12,498	7,980	1,398	1,121	1,999
Total MGE contractual obligations	$1,564,026	$218,557	$175,511	$159,795	$1,010,163

(a)
Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.
(b)
Short-term debt consisting of commercial paper for MGE. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report.
(c)
Amount represents interest expense on long-term debt. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for further discussion of the long-term debt outstanding as of December 31, 2023.
(d)
Leases. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report.
(e)
Purchase obligations consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 16.c. of the Notes to Consolidated Financial Statements in this Report.
(f)
Construction obligations consist primarily of Paris, Darien, and other renewable projects.
(g)
Other obligations are primarily related to investment commitments, environmental projects, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2024. The contributions for years after 2024 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. In January 2024, MGE Transco made a $0.7 million contribution to ATC. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and the development activities by ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2023, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Lines of credit(a)	$180,000	$—	$—	$180,000	$—

MGE
Lines of credit(b)	$130,000	$—	$—	$130,000	$—

(a)
Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in November 2027. As of December 31, 2023, MGE Energy had no borrowings outstanding under this credit facility.
(b)
Amount includes two committed revolving credit agreements totaling $130 million expiring in November 2027. These credit facilities are used to support commercial paper issuances. As of December 31, 2023, MGE had $38 million of commercial paper outstanding backed by the facilities but no borrowings outstanding. As of December 31, 2023, MGE had $0.7 million of letters of credit issued inside credit facilities.

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

In December 2023, the PSCW approved the 2024/2025 rate application for an increase of 1.54% for electric rates and a 2.44% increase for gas rates in 2024. The application also approves a 4.17% increase for electric rates and a 1.32% increase to gas rates for 2025.

Details related to MGE's 2022/2023 approved settlement agreement, 2023 electric limited reopener, and 2024/2025 rate proceeding are shown in the table below:

(Dollars in thousands)	Authorized Average Rate Base(a)	Authorized Average CWIP(b)	Authorized Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2023 Test Period)	$1,162,516	$19,976	9.8%	55.63%	1/1/2023
Gas (2023 Test Period)	312,270	8,228	9.8%	55.63%	1/1/2023
Electric (2024 Test Period)	$1,185,550	$10,727	9.7%	56.13%	1/1/2024
Gas (2024 Test Period)	335,533	7,160	9.7%	56.13%	1/1/2024
Electric (2025 Test Period)	$1,241,502	$7,106	9.7%	56.06%	1/1/2025
Gas (2025 Test Period)	341,369	7,146	9.7%	56.06%	1/1/2025

(a)
Average rate base amounts reflect MGE's allocated share of rate base and do not include construction work in progress (CWIP) or a cash working capital allowance and were calculated using a forecasted 13-month average for the test periods. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.
(b)
50% of the forecasted 13-month average CWIP for the test periods which earns an AFUDC return. Projects eligible to earn 100% AFUDC are excluded from this balance and discussed further in the Management Discussion and Analysis of Financial Condition and Results of Operations - Significant Events section.
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

We derived approximately 6.4% and 5.9%, respectively, of our net income for 2023 and 2022 from our investment in ATC.

Uyghur Forced Labor Protection Act

In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. The Uyghur Forced Labor Protection Act (UFLPA), a federal law that became effective on June 21, 2022, further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. Suppliers for MGE's current solar projects were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and MGE expects the same will be true for UFLPA purposes, however we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in our capital plan. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

U.S. Department of Commerce Investigation

In March 2022, the U.S. Department of Commerce announced a solar tariff investigation on solar panels from four Southeast Asian countries. This investigation could result in additional tariffs on solar panels. In June 2022, the U.S. Department of Commerce issued a 24-month exemption from tariffs for solar panel and module imports from these four countries. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

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

•
Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2023, MGE used an assumed return on assets of 7.00% for pension and 6.59% for other postretirement benefits. In 2024, the pension asset assumption will increase to 7.24% and the postretirement benefit assumption will increase to 6.81%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.0 million, before taxes.

•
Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates rather than a weighted average of the yield curve spot rates to measure the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5% decrease in the discount rate on the obligation balance as of December 31, 2023, would increase annual pension and other postretirement cost by approximately $1.2 million, before taxes.

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

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE's electric operations burn natural gas in several of its power plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices. MGE's commodity risks are substantially mitigated by the current ratemaking process in place for recovering electric fuel cost, purchased energy costs, and the cost of natural gas.

The recovery of MGE's electric fuel costs is subject to fuel rules established by the PSCW. Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over or under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. MGE is subject to a plus or minus 2% range in 2023. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2024, $78.8 million in fuel and purchased power costs will be recovered in rates and are subject to this rule to the extent that actual costs vary from that amount. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for additional information on fuel rules.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of December 31, 2023, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $5.2 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of short-term borrowings and assuming a 1% change in the 2023 average interest rate under those borrowings, it is estimated that our 2023 interest expense and net income would have changed $0.4 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.0 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 15% for the year ended December 31, 2023 and decreased 18% for the year ended December 31, 2022.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of December 31, 2023, no counterparties had defaulted.

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 264 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,684 square miles in Wisconsin. Based on results for the year ended December 31, 2023, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 21, 2024

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of MGE Energy, Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2023, there was $102.6 million of deferred costs in regulatory assets and $177.6 million of accrued credits within regulatory liabilities.

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

February 21, 2024

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Madison Gas and Electric Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2023, there was $102.6 million of deferred costs in regulatory assets and $177.6 million of accrued credits within regulatory liabilities.

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

February 21, 2024

We have served as the Company's auditor since 1993.

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues:
Electric revenues	$490,419	$465,847	$420,964
Gas revenues	200,012	248,672	185,620
Total Operating Revenues	690,431	714,519	606,584

Operating Expenses:
Fuel for electric generation	57,627	61,329	54,633
Purchased power	41,224	46,821	39,395
Cost of gas sold	106,647	152,570	99,690
Other operations and maintenance	215,891	209,875	199,316
Depreciation and amortization	100,352	85,549	76,983
Other general taxes	22,305	20,632	19,273
Total Operating Expenses	544,046	576,776	489,290
Operating Income	146,385	137,743	117,294

Other income, net	29,546	26,080	16,694
Interest expense, net	(30,429)	(26,647)	(24,112)
Income before income taxes	145,502	137,176	109,876
Income tax provision	(27,803)	(26,224)	(4,115)
Net Income	$117,699	$110,952	$105,761

Earnings Per Share of Common Stock
Basic	$3.25	$3.07	$2.92
Diluted	$3.25	$3.07	$2.92

Dividends per share of common stock	$1.67	$1.59	$1.52

Weighted Average Shares Outstanding
Basic	36,163	36,163	36,163
Diluted	36,186	36,174	36,167

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$117,699	$110,952	$105,761
Items not affecting cash:
Depreciation and amortization	100,352	85,549	76,983
Deferred income taxes	22,999	23,435	4,837
Provision for doubtful receivables	1,764	1,764	1,550
Employee benefit plan (credit) cost	(5,796)	(8,142)	(2,203)
Equity earnings in investments	(10,631)	(9,136)	(9,270)
Other items	(388)	(1,535)	120
Changes in working capital items:
Accounts receivable and unbilled revenues	11,174	(16,726)	(24,651)
Inventories	(850)	(22,226)	(6,342)
Prepaid taxes	(3,178)	1,082	(5,035)
Other current assets	5,028	(3,729)	(192)
Accounts payable	(5,208)	5,102	2,729
Other current liabilities	(2,264)	(5,562)	(6,734)
Dividends from investments	8,508	7,090	7,832
Cash contributions to pension and other postretirement plans	(7,747)	(7,308)	(6,935)
Other noncurrent items, net	6,099	(6,875)	(923)
Cash Provided by Operating Activities	237,561	153,735	137,527
Investing Activities:
Capital expenditures	(222,071)	(175,030)	(153,169)
Capital contributions to investments	(6,995)	(5,185)	(4,027)
Other	(954)	70	221
Cash Used for Investing Activities	(230,020)	(180,145)	(156,975)
Financing Activities:
Cash dividends paid on common stock	(60,393)	(57,500)	(54,788)
Repayment of long-term debt	(54,314)	(4,889)	(4,771)
Issuance of long-term debt	139,300	25,000	100,000
(Repayments of) proceeds from short-term debt	(32,500)	65,000	(47,000)
Other	(2,576)	(2,068)	(2,197)
Cash (Used for) Provided by Financing Activities	(10,483)	25,543	(8,756)
Change in cash, cash equivalents, and restricted cash	(2,942)	(867)	(28,204)
Cash, cash equivalents, and restricted cash at beginning of period	17,968	18,835	47,039
Cash, cash equivalents, and restricted cash at end of period	$15,026	$17,968	$18,835

Supplemental Disclosures of Cash Flow Information:
Interest paid	$29,526	$25,957	$23,502
Income taxes paid, net	$9,800	$3,166	$4,000
Significant noncash investing activities:
Accrued capital expenditures	$17,247	$5,970	$14,414

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$11,140	$11,604
Accounts receivable, less reserves of $6,537 and $7,050, respectively	46,734	55,407
Other accounts receivable, less reserves of $1,561 and $1,323, respectively	15,618	11,418
Unbilled revenues	33,181	43,086
Materials and supplies, at average cost	33,385	33,465
Fuel for electric generation, at average cost	13,423	7,962
Stored natural gas, at average cost	25,840	32,848
Prepaid taxes	22,310	19,132
Regulatory assets - current	20,979	9,541
Other current assets	15,587	19,017
Total Current Assets	238,197	243,480
Regulatory assets	81,589	103,900
Pension and other postretirement benefit asset	93,896	68,872
Other deferred assets and other	20,741	24,365
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,018,121	1,865,352
Construction work in progress	110,091	105,748
Total Property, Plant, and Equipment	2,128,212	1,971,100
Investments	112,823	105,883
Total Assets	$2,675,458	$2,517,600

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,146	$54,314
Short-term debt	38,000	70,500
Accounts payable	65,451	59,334
Accrued interest and taxes	9,372	7,868
Accrued payroll related items	15,888	13,064
Regulatory liabilities - current	15,296	11,925
Other current liabilities	8,003	8,057
Total Current Liabilities	157,156	225,062
Other Credits:
Deferred income taxes	279,029	252,190
Investment tax credit - deferred	46,892	48,735
Regulatory liabilities	162,316	156,988
Accrued pension and other postretirement benefits	55,058	53,607
Asset retirement obligations	54,430	50,260
Finance lease liabilities	18,039	17,108
Other deferred liabilities and other	43,643	46,730
Total Other Credits	659,407	625,618
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized; 36,163 shares issued and outstanding	36,163	36,163
Additional paid-in capital	396,750	395,657
Retained earnings	707,160	649,854
Total Common Shareholders' Equity	1,140,073	1,081,674
Long-term debt	718,822	585,246
Total Capitalization	1,858,895	1,666,920
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,675,458	$2,517,600

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2021
Beginning balance - December 31, 2020	36,163	$36,163	$394,408	$545,429	$—	$976,000
Net income				105,761		105,761
Common stock dividends declared ($1.52 per share)				(54,788)		(54,788)
Equity-based compensation plans and other			495			495
Ending balance - December 31, 2021	36,163	36,163	394,903	596,402	—	1,027,468

2022
Net income				110,952		110,952
Common stock dividends declared ($1.59 per share)				(57,500)		(57,500)
Equity-based compensation plans and other			754			754
Ending balance - December 31, 2022	36,163	36,163	395,657	649,854	—	1,081,674

2023
Net income				117,699		117,699
Common stock dividends declared ($1.67 per share)				(60,393)		(60,393)
Equity-based compensation plans and other			1,093			1,093
Ending balance - December 31, 2023	36,163	$36,163	$396,750	$707,160	$—	$1,140,073

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating Revenues:
Electric revenues	$490,419	$465,847	$420,964
Gas revenues	200,012	248,672	185,620
Total Operating Revenues	690,431	714,519	606,584

Operating Expenses:
Fuel for electric generation	57,627	61,329	54,633
Purchased power	41,224	46,821	39,395
Cost of gas sold	106,647	152,570	99,690
Other operations and maintenance	214,897	209,007	198,552
Depreciation and amortization	100,352	85,549	76,983
Other general taxes	22,301	20,627	19,269
Total Operating Expenses	543,048	575,903	488,522
Operating Income	147,383	138,616	118,062

Other income, net	21,365	17,626	9,121
Interest expense, net	(30,651)	(26,687)	(24,153)
Income before income taxes	138,097	129,555	103,030
Income tax provision	(25,727)	(24,063)	(2,248)
Net Income	$112,370	$105,492	$100,782
Less Net Income Attributable to Noncontrolling Interest, net of tax	(21,868)	(21,576)	(22,391)
Net Income Attributable to MGE	$90,502	$83,916	$78,391

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$112,370	$105,492	$100,782
Items not affecting cash:
Depreciation and amortization	100,352	85,549	76,983
Deferred income taxes	21,536	22,767	3,654
Provision for doubtful receivables	1,764	1,764	1,550
Employee benefit plan (credit) cost	(5,796)	(8,142)	(2,203)
Other items	(241)	672	2,002
Changes in working capital items:
Accounts receivable and unbilled revenues	11,130	(16,697)	(24,680)
Inventories	(850)	(22,226)	(6,342)
Prepaid taxes	(3,871)	912	(4,531)
Other current assets	5,032	(3,774)	(148)
Accounts payable	(5,209)	5,104	2,775
Accrued interest and taxes	1,413	(2,737)	244
Other current liabilities	(3,272)	(2,541)	(11,107)
Cash contributions to pension and other postretirement plans	(7,747)	(7,308)	(6,935)
Other noncurrent items, net	5,211	(7,768)	(1,804)
Cash Provided by Operating Activities	231,822	151,067	130,240
Investing Activities:
Capital expenditures	(222,071)	(175,030)	(153,169)
Other	(1,956)	(1,065)	(1,709)
Cash Used for Investing Activities	(224,027)	(176,095)	(154,878)
Financing Activities:
Cash dividends paid to parent by MGE	(41,000)	(33,500)	(5,000)
Distributions to parent from noncontrolling interest	(20,500)	(22,000)	(15,000)
Repayment of long-term debt	(54,314)	(4,889)	(4,771)
Issuance of long-term debt	139,300	25,000	100,000
(Repayments of) proceeds from short-term debt	(32,500)	65,000	(47,000)
Other	(2,576)	(1,881)	(2,197)
Cash (Used for) Provided by Financing Activities	(11,590)	27,730	26,032
Change in cash, cash equivalents, and restricted cash	(3,795)	2,702	1,394
Cash, cash equivalents, and restricted cash at beginning of period	10,500	7,798	6,404
Cash, cash equivalents, and restricted cash at end of period	$6,705	$10,500	$7,798

Supplemental disclosures of cash flow information:
Interest paid	$29,526	$25,957	$23,502
Significant noncash investing activities:
Accrued capital expenditures	$17,247	$5,970	$14,414

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$2,819	$4,136
Accounts receivable, less reserves of $6,537 and $7,050, respectively	46,734	55,407
Other accounts receivable, less reserves of $1,561 and $1,323, respectively	15,616	11,416
Unbilled revenues	33,181	43,086
Materials and supplies, at average cost	33,385	33,465
Fuel for electric generation, at average cost	13,423	7,962
Stored natural gas, at average cost	25,840	32,848
Prepaid taxes	22,338	18,467
Regulatory assets - current	20,979	9,541
Other current assets	16,088	19,479
Total Current Assets	230,403	235,807
Regulatory assets	81,589	103,900
Pension and other postretirement benefit asset	93,896	68,872
Other deferred assets and other	20,780	24,817
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,018,149	1,865,380
Construction work in progress	110,091	105,748
Total Property, Plant, and Equipment	2,128,240	1,971,128
Investments	60	115
Total Assets	$2,554,968	$2,404,639

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,146	$54,314
Short-term debt	38,000	70,500
Accounts payable	65,434	59,317
Accrued interest and taxes	9,325	7,912
Accrued payroll related items	15,888	13,064
Regulatory liabilities - current	15,296	11,925
Other current liabilities	6,502	6,062
Total Current Liabilities	155,591	223,094
Other Credits:
Deferred income taxes	244,634	219,258
Investment tax credit - deferred	46,892	48,735
Regulatory liabilities	162,316	156,988
Accrued pension and other postretirement benefits	55,058	53,607
Asset retirement obligations	54,430	50,260
Finance lease liabilities	18,039	17,108
Other deferred liabilities and other	45,930	47,957
Total Other Credits	627,299	593,913
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	252,917	252,917
Retained earnings	633,460	583,958
Total Common Shareholder's Equity	903,725	854,223
Noncontrolling interest	149,531	148,163
Total Equity	1,053,256	1,002,386
Long-term debt	718,822	585,246
Total Capitalization	1,772,078	1,587,632
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,554,968	$2,404,639

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2021
Beginning balance - December 31, 2020	17,348	$17,348	$252,917	$460,151	$—	$141,196	$871,612
Net income				78,391		22,391	100,782
Cash dividends paid to parent by MGE				(5,000)			(5,000)
Distributions to parent from noncontrolling interest						(15,000)	(15,000)
Ending balance - December 31, 2021	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394

2022
Net income				83,916		21,576	105,492
Cash dividends paid to parent by MGE				(33,500)			(33,500)
Distributions to parent from noncontrolling interest						(22,000)	(22,000)
Ending balance - December 31, 2022	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386

2023
Net income				90,502		21,868	112,370
Cash dividends paid to parent by MGE				(41,000)			(41,000)
Distributions to parent from noncontrolling interest						(20,500)	(20,500)
Ending balance - December 31, 2023	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2023, 2022, and 2021

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, and MGEE Transco. CWDC owns 100% of North Mendota, a subsidiary created to serve as a development entity for property. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to own the investments in ATC and ATC Holdco, respectively. MGE did not own any subsidiaries as of December 31, 2023.

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

d.
Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

(In thousands)	MGE Energy		MGE
As of December 31,	2023	2022	2023	2022
Cash and cash equivalents	$11,140	$11,604	$2,819	$4,136
Restricted cash	858	867	858	867
Receivable - margin account	3,028	5,497	3,028	5,497
Cash, cash equivalents, and restricted cash	$15,026	$17,968	$6,705	$10,500

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

As of December 31, 2023 and 2022, MGE had a reserve balance of $8.1 million and $8.4 million, respectively, against accounts receivable. For the years ended December 31, 2023 and 2022, MGE recorded $3.6 million and $3.8 million, respectively, in write-offs. For the years ended December 31, 2023 and 2022, MGE recorded $3.3 million and $3.9 million, respectively, of additional reserves. The current accounting treatment for bad debt expense allows MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate case filing. See Footnote 8 for further details of deferred bad debt expense.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2023	2022	2021
Electric(a)	3.8%	3.2%	3.2%
Gas	2.1%	2.1%	2.2%
Nonregulated	2.3%	2.3%	2.4%

(a)
In the 2023 limited reopener, the PSCW approved new depreciation rates for Columbia effective January 1, 2023.

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
Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. These amounts are included as a regulatory asset or liability depending on whether MGE is under-collected or over-collected actual costs. See Footnote 8 for further information.

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
Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense, net" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income, net." For 2023, 2022, and 2021, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress as shown in the following table:

	2023	2022	2021
Approved AFUDC retail rates	7.11%	7.11%	6.89%

MGE received specific approval to recover 100% AFUDC on certain costs for Badger Hollow I and II, Paris, Darien, and its customer information and billing project. These amounts are recovered under the ratemaking process over the service lives of the related properties. For the years ended 2023, 2022, and 2021, MGE recorded AFUDC-debt and AFUDC-equity as shown in the following table:

(In millions)	2023	2022	2021
AFUDC-debt	$2.0	$1.1	$1.7
AFUDC-equity	$5.8	$3.0	$5.0

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
Capitalized Software Costs - MGE Energy and MGE.

The net book value of capitalized costs of internal use software included in property, plant, and equipment was $77.2 million and $76.2 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, accumulated amortization was $63.9 million and $53.4 million, respectively. For the years ended December 31, 2023, 2022, and 2021, MGE recorded $10.4 million, $10.8 million and $5.7 million, respectively, of amortization expense. MGE implemented a new customer information system which went live in September 2021. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives range from three to fifteen years.

t.
Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The net book value of capitalized costs of internal use software incurred in a hosting arrangement was $10.7 million and $12.9 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, accumulated amortization was $11.4 million and $8.5 million, respectively. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets.

For the years ended December 31, 2023, 2022, and 2021, MGE recorded $2.9 million, $3.1 million, and $2.2 million, respectively, of amortization expense related to software assets for hosted arrangements. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income and are amortized on a straight-line basis over the term of the hosted contract, which includes renewable option periods. Software assets for hosted arrangements have terms ranging from three to ten years.

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

When it becomes probable that a generating unit will be retired before the end of its useful life, MGE assesses whether the generating unit meets the criteria for probability of abandonment. If a generating unit meets the applicable criteria to be considered probable of abandonment, MGE assesses the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. There was no significant impairment of long-lived assets during 2023, 2022, and 2021.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $16.5 million, $14.7 million, and $13.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

2.
New Accounting Standards - MGE Energy and MGE.

In November 2023, the Financial Accounting Standards Board modified authoritative guidance within the codification's Segment Reporting topic, which enhanced the disclosure requirements for significant segment expenses and other segment items. The authoritative guidance will become effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. MGE will adopt the standard as of the effective date. The adoption of this standard will not have a material impact on MGE Energy's and MGE's financial statements.

In December 2023, the Financial Accounting Standards Board issued authoritative guidance within the codification's Income Taxes topic, which expanded the disclosure requirements over effective tax rate reconciliations and income taxes paid. For public business entities, the authoritative guidance will become effective for fiscal years beginning after December 15, 2024. MGE will adopt the standard as of the effective date. The adoption of this standard will not have a material impact on MGE Energy's and MGE's financial statements.

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

MGE has included the following significant accounts on its consolidated balance sheets related to its interest in these VIEs as of December 31:

	MGE Power Elm Road		MGE Power West Campus
(In thousands)	2023	2022	2023	2022
Property, plant, and equipment, net	$162,210	$161,167	$75,392	$77,280
Construction work in progress	834	3,410	1,533	809
Affiliate receivables	—	—	2,550	1,668
Accrued interest and accrued (prepaid) taxes	376	51	(22)	(8)
Deferred income taxes	30,502	30,770	15,249	14,986
Long-term debt(a)	43,714	46,343	31,019	33,354
Noncontrolling interest	103,751	103,333	45,780	44,830

(a)
MGE Power Elm Road's long-term debt includes debt issuance costs of $0.3 million as of December 31, 2023 and 2022. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. MGE Power West Campus's long-term debt includes debt issuance costs of $0.1 million as of December 31, 2023 and 2022. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. See Footnote 14 for further information on the long-term debt securities.

MGE is permitted by PSCW order to recover lease payments made to MGE Power Elm Road and MGE Power West Campus in customer rates.

4.
Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following as of December 31:

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Utility:
Electric(a)	$1,769,559	$1,585,847	$1,769,576	$1,585,864
Plant anticipated to be retired early(b)	133,268	147,659	133,268	147,659
Gas	603,502	566,551	603,513	566,562
Utility property, plant, and equipment, gross	2,506,329	2,300,057	2,506,357	2,300,085
Less: Accumulated depreciation and amortization	726,289	673,669	726,289	673,669
Utility property, plant, and equipment, net	1,780,040	1,626,388	1,780,068	1,626,416
Nonregulated:
Nonregulated	321,951	318,443	321,951	318,443
Less: Accumulated depreciation and amortization	83,870	79,479	83,870	79,479
Nonregulated property, plant, and equipment, net	238,081	238,964	238,081	238,964
Construction work in progress:
Utility construction work in progress(c)	107,724	101,529	107,724	101,529
Nonregulated construction work in progress	2,367	4,219	2,367	4,219
Total property, plant, and equipment	$2,128,212	$1,971,100	$2,128,240	$1,971,128

(a)
Includes Badger Hollow II placed in service in December 2023. See Footnote 6 for further information on Badger Hollow II.
(b)
An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of December 31, 2023, early retirement of Columbia was probable. "Plant anticipated to be retired early" in table above is the net book value of these generating units. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1 and Unit 2. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of December 31, 2023.
(c)
Includes Paris and Darien solar projects. See Footnote 6 for further information on renewable projects.

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. As of December 31, 2023, MGE had no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the years ended December 31:

(In thousands)	2023	2022	Income Statement Location
Finance lease expense:
Amortization of leased assets	$1,588	$1,633	Depreciation and amortization
Interest on lease liabilities	556	752	Interest expense, net
Operating lease expense	465	541	Other operations and maintenance
Total lease expense	$2,609	$2,926

MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between net lease costs recognized and lease cash payments made. These deferred costs have not been reflected in the table above. See Footnote 8 for further details of deferred lease costs.

The following table shows the lease assets and liabilities on the consolidated balance sheets as of December 31:

(In thousands)	2023	2022	Balance Sheet Location
Lease assets:
Finance lease assets	$15,439	$14,756	Property, plant, and equipment, net
Operating lease assets	7,557	7,786	Other deferred assets and other
Total lease assets	$22,996	$22,542
Lease liabilities:
Finance lease liabilities - current	$1,172	$1,039	Other current liabilities
Finance lease liabilities - long-term	18,039	17,108	Finance lease liabilities
Operating lease liabilities - current	114	136	Other current liabilities
Operating lease liabilities - long-term	7,801	7,915	Other deferred liabilities and other
Total lease liabilities	$27,126	$26,198

The following table shows other lease information for the years ended December 31:

(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,322	$1,304
Finance leases - Operating cash flows	822	752
Operating leases - Operating cash flows	372	442
Lease assets obtained in exchange for lease liabilities:
Finance leases	2,385	1,094
Operating leases	—	126

The following table shows the weighted average remaining lease terms and discounts as of December 31:

Weighted-average remaining lease terms (in years):	2023	2022
Finance leases	36	38
Operating leases	33	34
Weighted-average discount rates:
Finance leases	4.44%	4.34%
Operating leases	3.08%	3.07%

The following table shows maturities of lease liabilities as of December 31, 2023:

(In thousands)	Finance	Operating
2024	$1,989	$347
2025	1,732	294
2026	1,417	299
2027	1,231	304
2028	710	309
Thereafter	39,124	11,521
Subtotal	46,203	13,074
Less: Present value discount	(26,992)	(5,159)
Lease liability	19,211	7,915
Less: current portion	(1,172)	(114)
Noncurrent lease liability	$18,039	$7,801

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

The following tables shows MGE's interest in utility plant in service, and the related accumulated depreciation reserves and other information related to MGE's jointly owned facilities:

(In thousands, except for percentages and MW)	Columbia(a)		Elm Road(b)		West Campus(c)		West Riverside(d)
Ownership interest	19%		8.33%		55%		3.4%
Fuel source	Coal		Coal		Natural gas		Natural gas
Share of generation (MW)	211	MW	106	MW	157	MW	25	MW

For the year ended December 31,
Operating expense - 2023	$30,103		$21,072		(e)		$3,214
Operating expense - 2022	26,141		18,613		(e)		N/A
Operating expense - 2021	33,284		18,478		(e)		N/A

As of December 31, 2023
Utility plant	$—		$205,325		$115,438		$26,739
Accumulated depreciation	—		(43,115)		(40,046)		(2,811)
Plant anticipated to be retired early, net	133,268		—		—		—
Construction work in progress	2,428		834		1,533		257

As of December 31, 2022
Utility plant	$—		$202,118		$115,137		N/A
Accumulated depreciation	—		(40,951)		(37,857)		N/A
Plant anticipated to be retired early, net	147,659		—		—		N/A
Construction work in progress	4,805		3,410		809		N/A

(a)
MGE and the other co-owners announced plans to retire Columbia, a two unit coal-fired generation facility located in Portage, Wisconsin. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of December 31, 2023 and 2022, early retirement of Columbia was probable. See Footnote 4 for further information.
(b)
Two coal-fired generating units in Oak Creek, Wisconsin. In 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goals. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.
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
(e)
Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2023, 2022, and 2021, the UW's allocated share of fuel and operating costs was $6.7 million, $8.7 million, and $6.2 million, respectively.

(In thousands, except for percentages and MW)	Forward Wind(f)		Two Creeks(g)		Badger Hollow I & II(h)		Red Barn(i)
Ownership interest	12.8%		33%		33%		10%
Fuel Source	Wind		Solar		Solar		Wind
Share of generation (MW)	18	MW	50	MW	100	MW	9.16	MW

For the year ended December 31,
Operating expense - 2023	$677		$1,087		$751		$143
Operating expense - 2022	662		1,032		787		N/A
Operating expense - 2021	669		953		140		N/A

As of December 31, 2023
Utility plant	$34,127		$67,971		$155,696		$16,657
Accumulated depreciation	(16,970)		(7,750)		(5,114)		(365)
Construction work in progress	16		30		348		—

As of December 31, 2022
Utility plant	$34,117		$67,890		$74,941		N/A
Accumulated depreciation	(15,952)		(5,145)		(2,566)		N/A
Construction work in progress	68		—		52,187		N/A

(f)
The Forward Wind Energy Center (Forward Wind) consists of 86 wind turbines located near Brownsville, Wisconsin.

(g)
The Two Creeks solar generation array is located in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin. Date of commercial operation of the solar array was November 2020.
(h)
The Badger Hollow I and II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. Date of commercial operation of Badger Hollow I was November 2021 and December 2023 for Badger Hollow II.
(i)
The Red Barn Wind Farm is located in the Towns of Wingville and Clifton in Grant County, Wisconsin. MGE purchased its share of Red Barn in 2023.

MGE currently has ongoing jointly-owned generation construction projects. Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin. MGE's ownership interest is 10% and its share of generation is 31 MW. Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin. MGE's ownership interest is 10% and its share of generation is 25 MW. As of December 31, 2023, $35.0 million and $25.5 million, respectively, (excluding AFUDC) related to Paris and Darien is reflected in "Construction work in progress" on the consolidated balance sheets. Construction of Paris is expected to be completed in two phases. Solar is expected to be completed in 2024 and battery in 2025. Darien is expected to be completed in 2024.

7.
Investments - MGE Energy and MGE.

a.
Equity Securities, Equity Method Investments, and Other Investments.

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Equity securities	$24,027	$22,960	$60	$115
Equity method investments:
ATC and ATC Holdco	86,459	80,586	—	—
Other	39	39	—	—
Total equity method investments	86,498	80,625	—	—
Other investments	2,298	2,298	—	—
Total	$112,823	$105,883	$60	$115

Equity securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

For the years ended December 31, 2023, 2022, and 2021, there were no liquidated investments for MGE. For the years ended December 31, 2023, 2022, and 2021, certain investments were liquidated for MGE Energy. As a result of these liquidations, the following was received:

(In thousands)	2023	2022	2021
Cash proceeds	$995	$924	$1,684
Gain (loss) on sale	(899)	1,382	1,543

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

As of December 31, 2023 and 2022, MGE Transco held a 3.6% ownership interest in ATC. As of December 31, 2023 and 2022, MGEE Transco held a 4.4% ownership interest in ATC Holdco. MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income, net" on the consolidated statements of income of MGE Energy. For the years ended December 31, MGE Transco recorded the following:

(In thousands)	2023	2022	2021
Equity earnings from investment in ATC	$10,515	$9,025	$9,774
Dividends received from ATC	8,397	7,090	7,832
Capital contributions to ATC	3,750	2,678	—

In January 2024, MGE Transco made a $0.7 million capital contribution to ATC.

ATC Holdco was formed in December 2016. In 2023, 2022, and 2021 MGEE Transco recorded no capital contributions to ATC Holdco.

ATC's summarized financial data is as follows:

(In thousands)
Income statement data for the year ended December 31,	2023	2022	2021
Operating revenues	$818,921	$751,158	$754,838
Operating expenses	(407,643)	(381,528)	(376,153)
Other income	2,452	1,171	1,144
Interest expense, net	(134,107)	(124,091)	(115,089)
Earnings before members' income taxes	$279,623	$246,710	$264,740

Balance sheet data as of December 31,	2023	2022
Current assets	$115,236	$89,606
Noncurrent assets	6,336,954	5,997,780
Total assets	$6,452,190	$6,087,386

Current liabilities	$495,919	$511,945
Long-term debt	2,735,985	2,612,980
Other noncurrent liabilities	585,173	485,795
Members' equity	2,635,113	2,476,666
Total members' equity and liabilities	$6,452,190	$6,087,386

MGE receives transmission and other related services from ATC. For the years ended December 31, 2023, 2022, and 2021, MGE recorded $33.8 million, $31.4 million, and $32.0 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of December 31, 2023 and 2022, MGE had a receivable due from ATC of $5.3 million and $4.8 million, respectively, related primarily to transmission interconnection at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

8.
Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	Recovery/Refund Period	2023	2022
Regulatory Assets
Asset retirement obligation	ARO Asset lives	$17,003	$14,721
Bad debt expense	One to two years	9,150	7,650
Debt related costs	Term of related debt	7,014	7,580
Derivatives	One to four years	5,226	5,094
Fuel costs	One year	6,713	12,067
Leases	Lease term	4,130	3,656
Pension and other postretirement costs	One to four years	4,948	—
Tax recovery related to AFUDC equity	Plant lives	12,140	10,851
Transmission	One to two years	1,998	—
Unfunded pension and other postretirement liability	Various	31,374	50,072
Other	Various	2,872	1,750
Total Regulatory Assets		$102,568	$113,441

(In thousands)	Recovery/Refund Period	2023	2022
Regulatory Liabilities
Cost of removal	Various	$42,031	$31,664
Elm Road	One to two years	1,666	1,092
Fuel savings	One year	7,219	—
Income taxes	Various	107,048	109,112
Pension and other postretirement costs	One to four years	—	5,454
Pension and other postretirement non-service costs	Plant lives	17,977	16,160
Purchased gas adjustment	Less than one year	1,340	4,857
Other	Various	331	574
Total Regulatory Liabilities		$177,612	$168,913

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

Asset Retirement Obligation (ARO)

The recovery of the underlying asset investments and related removal and monitoring costs of recorded AROs is approved by the PSCW in depreciation rates. MGE records a regulatory asset and a regulatory liability for timing differences between the recognition of AROs for financial reporting purposes and the recovery of these costs from customers. The recovery period approximates the useful life of the assets to be removed. See Footnote 17 for a discussion of asset retirement obligations.

Bad debt expense

In March 2020, the PSCW issued an order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures include items such as bad debt expense. Recovery of these expenditures is over the next two years. Beginning in 2021, the PSCW approved MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate filing.

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

Fuel Costs/Savings
See Footnote 9.b. for further discussion.

Leases

For ratemaking all leases are treated as operating leases. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between net lease costs recognized and lease cash payments made. See Footnote 5 for further information.

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

Cost of Removal

The PSCW allows MGE to collect amounts from customers through depreciation rates to fund future asset removal activities. This regulatory liability is reduced as costs are incurred to remove the assets at the end of their useful lives.

Elm Road

Costs associated with Elm Road for lease payments, management fees, community impact mitigation, and operating costs.

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

9.
Rate Matters - MGE Energy and MGE.

a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2021 settlement(a)
Electric	—%	9.8%	55.8%	1/1/2021
Gas	4.00%	9.8%	55.8%	1/1/2021
Approved 2022/2023 settlement(b)
Electric	8.81%	9.8%	55.6%	1/1/2022
Gas	2.15%	9.8%	55.6%	1/1/2022
Gas	0.96%	9.8%	55.6%	1/1/2023
Approved limited 2023 reopener(c)
Electric	9.01%	9.8%	55.6%	1/1/2023
Approved 2024/2025 rate proceeding(d)(e)
Electric	1.54%	9.7%	56.1%	1/1/2024
Gas	2.44%	9.7%	56.1%	1/1/2024
Electric	4.17%	9.7%	56.1%	1/1/2025
Gas	1.32%	9.7%	56.1%	1/1/2025
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
(c)
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
(d)
The electric increase was driven by an increase in rate base including our investments made in West Riverside, local solar, and continued investment in grid modernization, as well as higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE will file an updated 2025 fuel forecast with the PSCW in 2024 which may impact rates in 2025, depending on any variance between the forecast submitted as part of the rates and updated forecast. In addition, the PSCW authorized MGE to defer a recovery of and a return on costs associated for any change in the in service date for Paris and Darien and force majeure costs for Badger Hollow II, Paris, and Darien that were not reflected in this rate filing. The PSCW also approved deferral of any differential in PTC tax credits reflected in rates and actual credits produced. These deferrals will be reflected in MGE's next rate case filing. The gas rate increases were also driven by our investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). This increase in gas costs is offset by a tax benefit related to excess deferred taxes. Included in the gas residential rate is a reduction in the customer fixed charge.
(e)
In accordance with the 2024/2025 rate order from the PSCW, MGE will have an earnings sharing mechanism, under which, if MGE earns above the authorized ROE: (i) the utility will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to ratepayers.

Sierra Club and Vote Solar have filed petitions with the Dane County Circuit Court seeking review of the PSCW decisions approving MGE's electric and gas 2022/2023 rate settlement, 2023 electric limited reopener, and 2024/2025 rate order. The PSCW is named as the responding party; MGE is not named as a party. The Petitions challenge the amount of customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlement, the limited reopener, and 2024/2025 rate order have not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement, limited reopener, and the 2024/2025 rate order. MGE has intervened in the proceedings to further defend the PSCW's decisions. The Dane County Circuit Court affirmed the PSCW's decision to approve the 2022/2023 rate settlement, and Sierra Club and Vote Solar have now appealed that decision to the Wisconsin Court of Appeals.

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 2% in 2023 and 1% in 2022. The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarizes deferred electric fuel-related savings and costs:

	Fuel Costs (in millions)	Refund or Recovery Period
2019 deferred fuel savings	($1.5)(a)	January 2021 through December 2021
2020 deferred fuel savings	($3.2)(a)	October 2021
2021 deferred fuel costs	$3.3(a)	January 2023 through December 2023
2022 deferred fuel costs	$8.8(a)	October 2023 through September 2024
2023 deferred fuel savings	($7.2)	(b)

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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2023	2022	2021	2023	2022	2021
Current payable:
Federal	$1,864	$2,102	$(2,589)	$1,329	$934	$(3,434)
State	4,637	2,385	3,002	4,560	2,060	3,163
Net-deferred:
Federal	16,317	14,770	(1,473)	15,345	14,397	(1,951)
State	6,683	8,665	6,310	6,191	8,370	5,605
Amortized investment tax credits	(1,698)	(1,698)	(1,135)	(1,698)	(1,698)	(1,135)
Total income tax provision	$27,803	$26,224	$4,115	$25,727	$24,063	$2,248

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2023	2022	2021	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2	6.2	6.2
Amortized investment tax credits	(0.7)	(0.7)	(1.5)	(0.7)	(0.7)	(1.5)
Credit for electricity from wind energy	(5.3)	(5.4)	(6.0)	(5.6)	(5.7)	(6.4)
AFUDC equity, net	(0.6)	(0.3)	(0.9)	(0.6)	(0.3)	(1.0)
Amortization of utility excess deferred tax(a)	(1.5)	(2.0)	(14.8)	(1.6)	(2.1)	(15.8)
Other, net, individually insignificant	—	0.3	(0.3)	(0.1)	0.2	(0.3)
Effective income tax rate	19.1%	19.1%	3.7%	18.6%	18.6%	2.2%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the years ended December 31, 2023, 2022, and 2021, MGE recognized $3.5 million, $4.1 million, and $2.6 million, respectively. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the year ended December 31, 2021, MGE recognized $13.2 million. Included in the 2022 and 2023 rate settlement was a net collection from customers of the gas portion of deficient deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For both the years ended December 31, 2023, and 2022, MGE recognized $1.3 million.

The significant components of deferred tax assets and liabilities that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Deferred tax assets
Investment in ATC	$19,287	$20,098	$—	$—
Federal tax credits	43,281	46,282	43,281	46,282
Accrued expenses	10,408	10,642	10,406	10,644
Pension and other postretirement benefits	15,793	20,687	15,793	20,687
Deferred tax regulatory account	41,893	42,999	41,893	42,999
Derivatives	1,472	1,416	1,472	1,416
Leases	7,389	7,137	7,389	7,137
Other	23,075	17,438	22,934	17,490
Gross deferred income tax assets	162,598	166,699	143,168	146,655
Less valuation allowance	—	—	—	—
Net deferred income tax assets	$162,598	$166,699	$143,168	$146,655

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Deferred tax liabilities
Property-related	$316,305	$295,872	$316,305	$295,872
Investment in ATC	53,137	52,840	—	—
Bond transactions	411	472	411	472
Pension and other postretirement benefits	34,824	35,590	34,824	35,590
Derivatives	1,472	1,416	1,472	1,416
Tax deductible prepayments	9,996	10,308	9,986	10,308
Leases	7,389	7,137	7,389	7,137
Other	18,093	15,254	17,415	15,118
Gross deferred income tax liabilities	441,627	418,889	387,802	365,913
Deferred income taxes, net	$279,029	$252,190	$244,634	$219,258

The components of federal and state tax benefit carryovers as of December 31, are as follows:

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Federal tax credits	$43,281	$46,282	$43,281	$46,282
State net operating losses	—	3	—	3
Valuation allowances for state net operating losses	—	(3)	—	(3)

Federal tax credit carryovers begin to expire in 2040 and state net operating loss carryforwards expired in 2023. Federal tax credits represent the deferred tax asset.

b.
Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

The difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is accounted for as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest is as follows:

(In thousands)
Unrecognized Tax Benefits:	2023	2022	2021
Unrecognized tax benefits, January 1,	$2,485	$2,353	$2,281
Additions based on tax positions related to the current year	455	731	714
Additions based on tax positions related to the prior years	—	—	—
Reductions based on tax positions related to the prior years	(1,325)	(599)	(642)
Unrecognized tax benefits, December 31,	$1,615	$2,485	$2,353

(In thousands)
Interest on Unrecognized Tax Benefits:	2023	2022	2021
Accrued interest on unrecognized tax benefits, January 1,	$189	$150	$154
Reduction in interest expense on uncertain tax positions	(149)	(95)	(98)
Interest expense on uncertain tax positions	90	134	94
Accrued interest on unrecognized tax benefits, December 31,	$130	$189	$150

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component recoverable in rates is offset by a regulatory asset.

As of December 31, 2022, and 2021, MGE Energy and MGE had an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. As of December 31, 2023, MGE Energy and MGE continue to have an unrecognized tax benefit associated with the change in income tax method of accounting for electric generation and electric distribution repairs, however, the tax benefit relating to gas distribution repairs has been recognized due to the adoption of the safe harbor method of accounting for gas repairs issued by the Internal Revenue Service.

The unrecognized tax benefits as of December 31, 2023, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2020 through 2023
MGE Energy Wisconsin combined reporting corporation return	2019 through 2023

11.
Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $5.2 million, $5.4 million, and $5.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan rather than the defined benefit pension plan previously in place.

a.
Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2023	2022	2023	2022
Net benefit obligation as of January 1,	$335,288	$460,666	$63,828	$84,526
Service cost	2,892	5,064	780	1,293
Interest cost	17,319	11,161	3,308	1,940
Plan participants' contributions	—	—	1,017	986
Actuarial loss (gain)(a)	11,946	(120,166)	1,951	(19,484)
Plan amendments	—	—	(242)	—
Gross benefits paid	(20,985)	(21,437)	(5,986)	(5,725)
Less: federal subsidy on benefits paid(b)	—	—	317	292
Benefit obligation as of December 31,	$346,460	$335,288	$64,973	$63,828

Change in Plan Assets:
Fair value of plan assets as of January 1,	$370,171	$473,953	$41,867	$54,844
Actual return on plan assets	53,346	(84,562)	5,312	(8,958)
Employer contributions	2,203	2,217	939	720
Plan participants' contributions	—	—	1,017	986
Gross benefits paid	(20,985)	(21,437)	(5,986)	(5,725)
Fair value of plan assets at end of year	404,735	370,171	43,149	41,867
Funded Status as of December 31,	$58,275	$34,883	$(21,824)	$(21,961)

(a)
In 2022, higher discount rates were the primary driver of the actuarial gain.
(b)
In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For both the years ended December 31, 2023 and 2022, the subsidy due to MGE was $0.3 million.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2023 and 2022, was $328.4 million and $319.6 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2023	2022	2023	2022
Long-term asset	$93,896	$68,872	$—	$—
Current liability	(2,387)	(2,408)	—	—
Long-term liability	(33,234)	(31,581)	(21,824)	(21,961)
Net asset (liability)	$58,275	$34,883	$(21,824)	$(21,961)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2023	2022	2023	2022
Net actuarial loss (gain)	$33,237	$51,148	$(1,626)	$(1,085)
Prior service benefit	—	—	(242)	—
Transition obligation	—	—	5	9
Total	$33,237	$51,148	$(1,863)	$(1,076)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets as of December 31 are as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2023	2022
Projected benefit obligation, end of year	$35,621	$33,989
Fair value of plan assets, end of year	—	—

The accumulated benefit obligation and fair value of plan assets with an accumulated benefit obligation in excess of plan assets as of December 31 are as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2023	2022	2023	2022
Accumulated benefit obligation, end of year	$34,387	$33,211	$64,973	$63,828
Fair value of plan assets, end of year	—	—	43,149	41,867

b.
Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2023	2022	2021	2023	2022	2021
Service cost	$2,892	$5,064	$5,730	$780	$1,293	$1,448
Interest cost	17,319	11,161	9,109	3,308	1,940	1,549
Expected return on assets	(25,248)	(31,391)	(29,487)	(2,595)	(3,365)	(3,277)
Amortization of:
Transition obligation	—	—	—	3	3	3
Prior service (credit) cost	—	(20)	(124)	—	(297)	(1,518)
Actuarial loss	1,760	2,416	6,646	(190)	145	493
Net periodic benefit cost (credit)	$(3,277)	$(12,770)	$(8,126)	$1,306	$(281)	$(1,302)

The components of net periodic benefit cost, other than the service cost component, are recorded in "Other income, net" on the consolidated statements of income. The service cost component is recorded in "Other operations and maintenance" on the consolidated statements of income. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net periodic benefit costs are recovered and when costs are recognized. The deferred costs have not been reflected in the table above. See Footnote 8 for further information.

c.
Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Discount rate	5.10%	5.47%	5.11%	5.45%
Rate of compensation increase	4.30%	3.21%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2032	2032

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.47%	2.94%	2.70%	5.45%	2.85%	2.52%
Expected rate of return on plan assets	7.00%	6.75%	7.00%	6.59%	6.40%	6.61%
Rate of compensation increase	3.28%	3.24%	3.23%	N/A	N/A	N/A

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

The asset allocation for MGE's pension plans as of December 31, 2023 and 2022, and the target allocation for 2024, by asset category, follows:

	Target	Percentage of Plan Assets at Year End
	Allocation	2023	2022
Equity securities(a)	63.0%	64.0%	65.0%
Fixed income securities	30.0%	30.0%	26.0%
Real estate	7.0%	6.0%	9.0%
Total	100.0%	100.0%	100.0%

(a)
Target allocations for equity securities are broken out as follows: 45.5% United States equity and 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $43.1 million and $41.9 million as of December 31, 2023 and 2022, respectively. Of this amount, $37.2 million and $36.3 million as of December 31, 2023 and 2022, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or health benefit trusts for payment of retiree health premiums. The asset allocation for the insurance continuance fund is determined by the life insurer. The target asset allocation for the health benefit trusts are established based on a similar investment strategy as assets held in the master pension trust, with consideration for liquidity needs in the health benefit trusts.

e.
Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2023. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2023, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.
Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 19 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2023:

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

Insurance Continuance Fund – The Insurance Continuance Fund is a supplemental retirement plan that includes assets that have been segregated and restricted to pay retiree term life insurance premiums.

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

The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2023	2022
Cash and Cash Equivalents	$2,079	$1,715
Equity Securities:
U.S. Large Cap	132,047	121,884
U.S. Mid Cap	32,840	28,392
U.S. Small Cap	40,830	35,372
International Blend	78,294	75,843
Fixed Income Securities:
Short-Term Fund	7,465	3,807
High Yield Bond	22,273	17,895
Long Duration Bond	100,431	85,767
Real Estate	28,840	38,418
Insurance Continuance Fund	1,585	1,613
Fixed Rate Fund	1,200	1,332
Total	$447,884	$412,038

g.
Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2024. The contributions for years after 2024 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2023, MGE made $7.7 million in employer contributions to its pension and postretirement plans.

h.
Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2024	$21,650	$5,489	$(368)	$5,121
2025	21,884	5,707	(402)	5,305
2026	22,155	5,665	(449)	5,216
2027	22,516	5,607	(489)	5,118
2028	22,760	5,578	(519)	5,059
2029 - 2033	116,273	26,608	(2,971)	23,637

12.
Share-Based Compensation - MGE Energy and MGE.

In 2020, MGE Energy shareholders approved the 2021 Long-Term Incentive Plan (the 2021 Incentive Plan). It provides for the issuance of up to 500,000 shares of MGE Energy common stock in connection with awards made under the 2021 Incentive Plan. The 2021 Incentive Plan authorizes awards of restricted stock, restricted stock units, performance units, and dividend equivalents, or any combination of the foregoing for eligible employees and non-employee directors. The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees. Plan participants may receive awards of performance units, restricted units, or both. Prior to the adoption of the 2020 plan, eligible employees could receive awards of performance units under the 2006 Performance Unit Plan. Under the 2013 Director Incentive Plan, eligible non-employee directors could receive awards of performance units. For the years ended December 31, 2023, 2022, and 2021, MGE recorded $2.7 million, $1.3 million, and $2.9 million, respectively, related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Incentive Plan in "Other operations and maintenance" on the consolidated statements of income.

2013 Director Incentive Plan and 2006 Performance Unit Plan - Liability Awards - Under the 2013 Director Incentive Plan and 2006 Performance Unit Plan, non-employee directors and eligible employees, respectively, could receive performance units that entitled the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the performance period set in the award. In accordance with the plans' provisions. These awards are subject to prescribed vesting schedules and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with those plans.

On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of December 31, 2023, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability. For nonretirement eligible employees under the 2006 Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

Payouts under the 2013 Director Incentive Plan are subject to a three-year vesting schedule. Payouts under the 2006 Performance Unit Plan are subject to a five-year vesting schedule. The following activity occurred:

	2023		2022
	Director Incentive Plan	Performance Unit Plan	Director Incentive Plan	Performance Unit Plan
Nonvested awards January 1,	—	2,004	1,472	5,760
Granted	—	—	—	—
Vested	—	(2,004)	(1,472)	(3,756)
Nonvested awards December 31,	—	—	—	2,004

No cash settlements have occurred on the awards shown in the table above as cash payments are only made at the end of the period covered by the awards. In the first quarter of 2023, cash payments of $1.8 million were distributed relating to awards that were granted under the plans in 2020, for the 2013 Director Incentive Plan, and in 2018, for the 2006 Performance Unit Plan.

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

	2023		2022
	Units	Weighted Average Grant Date Fair Value (per share)	Units	Weighted Average Grant Date Fair Value (per share)
Nonvested awards January 1,	27,370	$69.28	13,126	$65.83
Granted	20,472	69.95	15,931	72.46
Vested	(13,126)	65.83	—
Undistributed vested awards(a)	(1,249)	69.95	(1,687)	72.46
Nonvested awards December 31,	33,467	$71.02	27,370	$69.28

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

Restricted Stock Units - Liability Awards - Payouts of restricted stock units granted prior to 2021 are based on the expiration of a three-year time-vesting period and will be paid out in cash and accounted for as a liability award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. The following activity occurred:

	2023	2022
Nonvested awards January 1,	—	6,064
Granted	—	—
Vested	—	(6,064)
Undistributed vested awards(b)	—	—
Nonvested awards December 31,	—	—

(b)
Represents restricted stock units that vested but were not distributed to retirement-eligible employees.

In the first quarter of 2023, cash payments of $0.7 million were distributed relating to awards that were granted under the plans in 2020, for the 2020 Plan.

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

	2023	2022
Nonvested awards January 1,	16,514	13,870
Granted	11,320	10,395
Vested	(7,806)	(6,064)
Undistributed vested awards(c)	(1,249)	(1,687)
Nonvested awards December 31,	18,779	16,514

Weighted average fair Value of each nonvested award	$92.18	$76.87
Weighted average estimated payout % based on performance criteria	127.5%	109.2%

(c)
Represents performance units that vested but were not distributed to retirement-eligible employees.

Awards granted in 2020, for the 2020 plan, vested at 146% with a $1.1 million cash payment distribution during the first quarter of 2023.

13.
Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

Information regarding lines of credit and short-term borrowings is shown below:

(In thousands)	MGE Energy(a)				MGE
As of December 31,	2023		2022		2023		2022
Lines of credit(b)	$180,000		$150,000		$130,000		$100,000
Available capacity under line of credit	$141,315		$78,815		$91,315		$28,815
Short-term debt outstanding	$38,000		$70,500		$38,000		$70,500
Letters of credit issued inside credit facilities	$685		$685		$685		$685
Required ratio of consolidated debt to consolidated total capitalization - not to exceed a maximum	65.00	%(c)	65.00	%(c)	65.00	%(d)	65.00	%(d)
Weighted-average interest rate	5.40%		4.32%		5.40%		4.32%
Year Ended December 31,
Maximum short-term borrowings	$82,000		$70,500		$82,000		$70,500
Average short-term borrowings	$35,959		$20,177		$35,959		$20,177
Weighted-average interest rate	4.94%		3.46%		4.94%		3.46%

(a)
MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.
(b)
As of December 31, 2023, MGE Energy and MGE had no borrowings outstanding under these credit facilities and were in compliance with the covenant requirements of the credit agreements.
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
14.
Long-Term Debt - MGE Energy and MGE.
a.
Long-Term Debt.

	December 31,
(In thousands)	2023	2022
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200
Tax Exempt Debt:(b)
2.05%, 2023 Series, Industrial Development Revenue Bonds	—	19,300
3.75%, 2027 Series, Industrial Development Revenue Bonds	19,300	—
Medium-Term Notes:(c)
6.12%, due 2028	20,000	20,000
7.12%, due 2032	25,000	25,000
6.247%, due 2037	25,000	25,000
Total Medium-Term Notes	70,000	70,000
Other Long-Term Debt:(d)
3.09%, due 2023(e)(h)	—	30,000
3.29%, due 2026(e)	15,000	15,000
3.11%, due 2027(e)	30,000	30,000
2.94%, due 2029(e)	50,000	50,000
2.48%, due 2031(e)	60,000	60,000
5.43%, due 2032(e)(f)	25,000	25,000
5.43%, due 2033(e)(f)	15,000	—
5.68%, due 2033(g)	18,782	20,184
5.19%, due 2033(g)	12,292	13,237
2.63%, due 2033(e)	40,000	40,000
5.61%, due 2034(e)(h)	40,000	—
5.53%, due 2035(e)(f)	35,000	—
5.26%, due 2040(e)	15,000	15,000
5.04%, due 2040(i)	26,806	28,472
4.74%, due 2041(i)	17,167	18,167
4.38%, due 2042(e)	28,000	28,000
4.42%, due 2043(e)	20,000	20,000
4.47%, due 2048(e)	20,000	20,000
3.76%, due 2052(e)	40,000	40,000
4.19%, due 2048(e)	60,000	60,000
4.24%, due 2053(e)	20,000	20,000
5.91%, due 2053(e)(h)	30,000	—
4.34%, due 2058(e)	20,000	20,000
Total Other Long-Term Debt	638,047	553,060
Long-term debt due within one year	(5,146)	(54,314)
Unamortized discount and debt issuance costs	(4,579)	(4,000)
Total Long-Term Debt	$718,822	$585,246

(a)
MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of MGE shares may not be made if the aggregate amount thereof since December 31, 1945, would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2023, approximately $699.6 million was available for the payment of dividends under this covenant.
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
(e)
Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE

Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2023, MGE was in compliance with the covenant requirements.
(f)
In November 2022, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of new long-term debt (Series A), $15 million of new long-term debt (Series B), carrying an interest rate of 5.43% per annum over its 10-year life, and $35 million of new long-term debt (Series C), carrying an interest rate of 5.53% per annum over its 12-year life. Funding occurred on December 1, 2022, for Series A and occurred on February 28, 2023, for Series B and Series C. The proceeds of the debt financing were used to assist with capital expenditures and other corporate obligations.
(g)
Issued by MGE Power West Campus. The Note Purchase Agreements require MGE Power West Campus to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the WCCF pursuant to a long-term lease. As of December 31, 2023, MGE Power West Campus was in compliance with the covenant requirements.
(h)
In August 2023, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $40 million of new long-term debt (Series A), carrying an interest rate of 5.61% per annum over its 11-year life, and $30 million of new long-term debt (Series B), carrying an interest rate of 5.91% per annum over its 30-year life. Funding occurred on September 13, 2023, for Series A and funding for Series B occurred on December 1, 2023. The proceeds of the debt financing were used to repay at maturity $30 million long-term debt due September 15, 2023, and will assist with capital expenditures and other corporate obligations. The covenants of this debt are substantially consistent with MGE's existing unsecured senior notes.
(i)
Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of December 31, 2023, MGE Power Elm Road was in compliance with the covenant requirements.

b.
Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2023.

(In thousands)	2024	2025	2026	2027	2028	Thereafter
Long-term debt maturities	$5,146	$5,285	$20,433	$54,888	$26,953	$615,842

MGE includes long-term debt held by MGE Power Elm Road and MGE Power West Campus in the consolidated financial statements (see Footnote 3 for further information regarding these VIEs).

15.
Common Equity.

a.
Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2023 and 2022, MGE Energy issued no new shares of common stock under the Stock Plan.

For the years ended December 31, 2023 and 2022, MGE Energy paid $60.4 million (or $1.67 per share) and $57.5 million (or $1.59 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if MGE's common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. This restriction did not restrict MGE's payment of dividends in 2023. See Footnote 14 for further discussion of the mortgage indenture covenants regarding the payment of dividends. For the years ended December 31, 2023 and 2022, MGE paid $41.0 million and $33.5 million, respectively, in cash dividends to MGE Energy.

b.
Dilutive Shares Calculation - MGE Energy.

As of December 31, 2023, 23,125 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 12 for additional information on shared-based compensation awards.

16.
Commitments and Contingencies.

a.
Environmental - MGE Energy and MGE.

Columbia

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. Effects of the environmental compliance requirements discussed below will depend upon the final Columbia retirement dates approved and required compliance dates.

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

The Elm Road Units needed to satisfy the ELG rule's requirements no later than December 2023, as determined by the permitting authority. Installation of additional wastewater treatment equipment was needed to comply with the ELG Rule. Construction began in March 2022 and was completed in December 2023. MGE's share of the costs to comply with the rule was approximately $4 million.

In March 2023, the EPA published a proposed update to this rule that would further regulate the wastewater discharges associated with coal-fired power plants. The proposed rule focuses on wastewater discharges from flue gas desulfurization, bottom ash transport water, and combustion residual leachate. The proposed rule includes some flexibility for plants that have already installed pollution controls based on previous versions of the rule, and flexibility for plants that will be retiring or switching to natural gas by certain dates. MGE expects this rule, if finalized as proposed, to impact our Elm Road Units. However, we will not know the impact of this rule with any certainty until the rule is finalized.

Cooling Water Intake Rules (Section 316(b))

The EPA's cooling water intake rules requires cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens).

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

Intakes at Columbia are subject to this rule. The Columbia operator's most recent permit required that studies of intake structures be submitted to the WDNR by November 2023 to help determine BTA. Columbia's permit renewal application is due in 2024 and in November 2023 the Columbia operator timely submitted its renewal application to the WDNR. BTA improvements required by the renewal permit may be coordinated with the owners' plan to retire both units by June of 2026. MGE will continue to work with Columbia's operator to evaluate regulatory requirements in light of the planned retirements. MGE does not expect this rule to have a material effect on Columbia.

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

Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

In May 2023, the EPA proposed a rule under section 111 of the Clean Air Act to establish New Source Performance Standards and emission guidelines to limit GHG emissions from existing fossil fuel-fired electric generating units and new, modified, and/or reconstructed fossil fuel-fired power plants. The EPA anticipates promulgating a final rule in 2024. MGE fossil fuel-fired generation units would be subject to the rule as proposed. MGE expects larger-sized units with long range retirement plans, West Riverside and the Elm Road units, may need to employ technology to achieve the proposed reductions. Columbia may not be impacted due to the owners' planned retirement of the existing fossil fuel fired units by 2026. However, we will not know the impact of this rule with any certainty until the rule is finalized.

National Ambient Air Quality Standards (NAAQS) and Related Rules

The EPA's NAAQS regulations have been developed to set allowable ambient levels of six pollutants to protect sensitive human populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants. The Clean Air Act requires that the EPA periodically review, and adjust as necessary, the NAAQS for these six air pollutants. The EPA's NAAQS review can result in a lowering of the allowed ambient levels of a pollutant, a change in how the pollutant is monitored, and/or a change in which sources of that pollutant are regulated. States implement any necessary monitoring and measurement changes and recommend areas for attainment (meets the ambient requirements) or nonattainment (does not meet these standards). The EPA makes final attainment and nonattainment determinations. States must come up with a State Implementation Plan (SIP) to get nonattainment areas into attainment and maintain air quality in attainment areas Stationary sources of air emissions located in a nonattainment area will be most affected and may be subject to additional data submission and emission measurement requirements during permitting renewals, new emission limitations set by the SIP (which could result in significant capital expenditures), and additional expenses and/or permitting burdens for expanding existing facilities or building new facilities. The process, which starts with determining acceptable primary and/or secondary NAAQS and ends with executing SIPs can take years. Since the NAAQS regulations have the potential to affect both existing and new facilities, MGE continuously monitors changes to these rules to evaluate whether changes could impact its operations. In addition, EPA has adopted interstate transport rules, such as CSAPR, to address contributions to NAAQS nonattainment from upwind sources in neighboring states. In the following paragraphs we discuss specific NAAQS and transport rule developments that may affect MGE.

Ozone NAAQS

The Elm Road Units are located in Milwaukee County, Wisconsin, a "moderate" nonattainment area for the 2015 Ozone NAAQS. The deadline for moderate classified areas to meet attainment standards is August 2024. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation to have a material effect on the Units.

Fine Particulate Matter (PM2.5) NAAQS

In January 2023, the EPA published a proposed rule to lower the average annual PM2.5 NAAQS from its current level. The EPA has also solicited comments on whether to lower the annual standard further than the proposed level, and whether to lower the maximum 24-hour limit to be consistent with recommendations from its Clean Air Scientific Advisory Committee (CASAC). Neither the proposed annual PM2.5 NAAQS nor the 24-hour limit recommended by the CASAC are expected to impact the attainment status of the counties where Columbia and the Elm Road Units are located. However, if the annual PM2.5 NAAQS is lowered further than the EPA's currently proposed value, Milwaukee County may be in nonattainment with the standard. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which may include additional emission limitations for the Elm Road units. However, we will not know the impact of this rule until it is finalized, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

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

In March 2023, the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. The final rule impacts 23 states, including Wisconsin. For Wisconsin, the rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. The final rule became effective partway through the 2023 ozone season in August 2023. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. MGE expects to meet the emission reductions with immediately available measures. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a SIP to meet its obligations or accept the EPA's Federal Implementation Plan. MGE is reviewing the final rule and is monitoring the multiple lawsuits challenging the final rule. Based on our current evaluation, the 2026 additional emission reductions may impact the Elm Road Units and additional upgrades may be needed to comply, however, we will not know the final impact until evaluations are completed.

Clean Air Visibility Rule

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of Clean Air Visibility Rule, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions, which include Columbia unit retirements. Given that the Wisconsin SIP recognizes the Columbia unit retirements as part of its emission reduction plan, MGE does not anticipate further obligations with this rule at Columbia. MGE will continue to monitor legal developments and any future updates to this rule.

Solid Waste

Coal Combustion Residuals (CCR) Rule

The CCR rule regulates the disposal of solid waste coal ash and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners and operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. A site-specific extension to initiate closure of the primary ash pond at Columbia by March 31, 2023, was requested, and was met. The EPA has confirmed that Columbia met the required extension requirements, has documented that Columbia ceased the receipt of waste on March 23, 2023, and has noted that Columbia's obligations under this portion of the CCR Rule are now complete.

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

In May 2023, the EPA proposed a CCR Legacy Rule that if finalized as currently written, will apply to previously closed CCR sites. Columbia's operator has evaluated the proposed rule and has determined that parts of the rule would likely apply to Columbia's previously closed site. However, we will not know the impact of this rule with any certainty until the rule is finalized.

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

Certain environmental groups filed petitions against the PSCW challenging the fixed customer charge set in MGE's 2022/2023 rate settlement, 2023 electric limited reopener, and 2024/2025 rate order. MGE has intervened in the petitions in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

c.
Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates.

As of December 31, 2023, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2024	2025	2026	2027	2028	Thereafter
Coal(a)	$24,017	$14,445	$2,884	$—	$—	$—
Natural gas(b)	42,527	25,733	15,028	2,165	2,165	9,830
Purchase power(c)	5,498	5,608	5,720	5,835	260	—
Renewable energy(d)	6,426	2,102	2,118	2,135	2,155	26,899
Other	7,571	3,330	4,230	619	131	668
	$86,039	$51,218	$29,980	$10,754	$4,711	$37,397

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
(c)
MGE has a purchase power agreement to help meet future electric supply requirements.
(d)
Operational commitments for solar and wind facilities.
d.
Other Commitments.

MGE Energy holds investments in nonpublic venture capital funds. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $7.2 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three-year agreement with a venture debt fund expiring in December 2025. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2023, MGE Energy has $0.9 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2024	2025	2026	2027	2028	Thereafter
Other commitments	$333	$333	$333	$333	$333	$1,999

17.
Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and solar generating facilities, all of which are located on property not owned and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities and the associated regulatory asset recorded as of December 31, 2023.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2023	2022
Balance as of January 1,	$50,260	$46,580
Liabilities incurred	2,402	1,947
Accretion expense	2,035	1,909
Liabilities settled	(107)	(317)
Revisions in estimated cash flows	(160)	141
Balance as of December 31,	$54,430	$50,260

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2023		December 31, 2022
Commodity derivative contracts	392,000	MWh	353,600	MWh
Commodity derivative contracts	7,180,000	Dth	8,070,000	Dth
FTRs	1,824	MW	1,945	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of December 31, 2023, and December 31, 2022, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $5.2 million and $5.1 million, respectively.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2023
Commodity derivative contracts(a)	$263	$4,942	Other current liabilities
Commodity derivative contracts(a)	156	882	Other deferred liabilities and other
FTRs	179	—	Other current assets

December 31, 2022
Commodity derivative contracts(a)	$2,164	$7,687	Other current liabilities
Commodity derivative contracts(a)	802	476	Other deferred liabilities and other
FTRs	103	—	Other current assets

(a)
As of December 31, 2023, and December 31, 2022, collateral of $5.4 million and $5.2 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2023
Commodity derivative contracts	$419	$(419)	$—	$—
FTRs	179	—	—	179

December 31, 2022
Commodity derivative contracts	$2,966	$(2,966)	$—	$—
FTRs	103	—	—	103

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2023
Commodity derivative contracts	$5,824	$(419)	$(5,405)	$—

December 31, 2022
Commodity derivative contracts	$8,163	$(2,966)	$(5,197)	$—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2023		2022
	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
(In thousands)
Balance as of January 1,	$5,094	$2,747	$(617)	$770
Unrealized loss (gain)	21,834	—	(9,527)	—
Realized (loss) gain reclassified to a deferred account	(12,905)	12,905	1,472	(1,472)
Realized (loss) gain reclassified to income statement	(8,797)	(14,083)	13,766	3,449
Balance as of December 31,	$5,226	$1,569	$5,094	$2,747

	Realized Losses (Gains)
	2023		2022
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$16,619	$7,170	$(14,806)	$(350)
FTRs	(909)	—	583	—
PPA	—	—	(2,642)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2023 and 2022, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2023, no counterparties had defaulted.

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

	December 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$728,546	$675,922	$643,560	$571,374

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.6 million and $4.0 million as of December 31, 2023 and 2022, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	2,034	2,034	—	—
Total Assets	$2,632	$2,386	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

MGE
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	60	60	—	—
Total Assets	$658	$412	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

	Fair Value as of December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	1,516	1,516	—	—
Total Assets	$4,585	$2,869	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

MGE
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	115	115	—	—
Total Assets	$3,184	$1,468	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582
(b)
As of December 31, 2023, and December 31, 2022, collateral of $5.4 million and $5.2 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2023	2022	2021
Balance as of January 1,	$(866)	$178	$(14,055)
Realized and unrealized gains (losses):
Included in regulatory assets	(1,738)	(1,044)	—
Included in regulatory liability	—	—	14,234
Included in other comprehensive income	—	—	—
Included in earnings	(9,211)	14,140	5,521
Included in current assets	—	118	237
Purchases	—	11,997	26,287
Sales	—	—	—
Issuances	—	—	—
Settlements	9,211	(26,255)	(32,046)
Balance as of December 31,	$(2,604)	$(866)	$178
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of December 31,(c)	$—	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

(In thousands)
Year Ended December 31,	2023	2022	2021
Purchased power expense	$(9,211)	$14,497	$6,192
Cost of gas sold expense	—	(357)	(671)
Total	$(9,211)	$14,140	$5,521

(c)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.
20.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows for the years ended December 31:

(In thousands)
Electric revenues	2023	2022	2021
Residential	$171,137	$161,300	$151,646
Commercial	252,268	232,057	210,475
Industrial	13,759	13,303	12,529
Other-retail/municipal	40,815	37,323	35,169
Total retail	477,979	443,983	409,819
Sales to the market	10,163	19,385	9,499
Other revenues	1,587	1,799	968
Total electric revenues	489,729	465,167	420,286

Gas revenues
Residential	116,640	143,544	110,442
Commercial/Industrial	75,410	99,165	68,895
Total retail	192,050	242,709	179,337
Gas transportation	7,399	5,780	6,185
Other revenues	563	183	98
Total gas revenues	200,012	248,672	185,620

Non-regulated energy revenues	690	680	678
Total Operating Revenue	$690,431	$714,519	$606,584

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

21.
Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets as of December 31:

(In thousands)	2023	2022
MGE Power Elm Road(a)	$103,751	$103,333
MGE Power West Campus(a)	45,780	44,830
Total Noncontrolling Interest	$149,531	$148,163

The net income attributable to noncontrolling interest, net of tax, was as follows for the years ended December 31:

(In thousands)	2023	2022	2021
MGE Power Elm Road(a)	$14,668	$14,326	$15,151
MGE Power West Campus(a)	7,200	7,250	7,240
Net Income Attributable to Noncontrolling Interest, Net of Tax	$21,868	$21,576	$22,391

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

The "All Others" segment includes: corporate, CWDC, MAGAEL, MGE State Energy Services, MGE Services, and North Mendota. These entities' operations consist of investing in companies and property which relate to the regulated operations, and financing the regulated operations.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2023
Operating revenues	$489,729	$200,012	$690	$—	$—	$—	$690,431
Interdepartmental revenues	922	15,501	41,586	—	—	(58,009)	—
Total operating revenues	490,651	215,513	42,276	—	—	(58,009)	690,431
Depreciation and amortization	(77,440)	(15,531)	(7,381)	—	—	—	(100,352)
Operating income (loss)	90,991	21,663	34,729	—	(998)	—	146,385
Interest (expense) income, net	(20,609)	(6,038)	(4,004)	2	220	—	(30,429)
Income tax (provision) benefit	(10,182)	(7,175)	(8,370)	(2,897)	821	—	(27,803)
Equity in earnings of investments	—	—	—	10,631	—	—	10,631
Net income (loss)	75,946	14,068	22,356	7,736	(2,407)	—	117,699

Year Ended December 31, 2022
Operating revenues	$465,167	$248,672	$680	$—	$—	$—	$714,519
Interdepartmental revenues	(44)	34,073	41,555	—	—	(75,584)	—
Total operating revenues	465,123	282,745	42,235	—	—	(75,584)	714,519
Depreciation and amortization	(62,897)	(15,261)	(7,391)	—	—	—	(85,549)
Operating income (loss)	77,672	26,261	34,683	—	(873)	—	137,743
Interest (expense) income, net	(17,578)	(4,787)	(4,322)	—	40	—	(26,647)
Income tax (provision) benefit	(7,299)	(8,492)	(8,272)	(2,490)	329	—	(26,224)
Equity in earnings of investments	—	—	—	9,136	—	—	9,136
Net income (loss)	65,187	18,215	22,090	6,647	(1,187)	—	110,952

Year Ended December 31, 2021
Operating revenues	$420,286	$185,620	$678	$—	$—	$—	$606,584
Interdepartmental revenues	556	22,728	40,866	—	—	(64,150)	—
Total operating revenues	420,842	208,348	41,544	—	—	(64,150)	606,584
Depreciation and amortization	(56,672)	(12,852)	(7,459)	—	—	—	(76,983)
Operating income (loss)	58,993	25,133	33,936	—	(768)	—	117,294
Interest (expense) income, net	(15,261)	(4,315)	(4,577)	—	41	—	(24,112)
Income tax (provision) benefit	10,672	(4,922)	(7,998)	(2,486)	619	—	(4,115)
Equity in earnings of investments	—	—	—	9,339	(69)	—	9,270
Net income (loss)	63,910	15,511	21,361	6,852	(1,873)	—	105,761

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2023
Operating revenues	$489,729	$200,012	$690	$—	$690,431
Interdepartmental revenues	922	15,501	41,586	(58,009)	—
Total operating revenues	490,651	215,513	42,276	(58,009)	690,431
Depreciation and amortization	(77,440)	(15,531)	(7,381)	—	(100,352)
Operating income	90,991	21,663	34,729	—	147,383
Interest expense, net	(20,609)	(6,038)	(4,004)	—	(30,651)
Income tax provision	(10,182)	(7,175)	(8,370)	—	(25,727)
Net income attributable to MGE	75,946	14,068	22,356	(21,868)	90,502

Year Ended December 31, 2022
Operating revenues	$465,167	$248,672	$680	$—	$714,519
Interdepartmental revenues	(44)	34,073	41,555	(75,584)	—
Total operating revenues	465,123	282,745	42,235	(75,584)	714,519
Depreciation and amortization	(62,897)	(15,261)	(7,391)	—	(85,549)
Operating income	77,672	26,261	34,683	—	138,616
Interest expense, net	(17,578)	(4,787)	(4,322)	—	(26,687)
Income tax provision	(7,299)	(8,492)	(8,272)	—	(24,063)
Net income attributable to MGE	65,187	18,215	22,090	(21,576)	83,916

Year Ended December 31, 2021
Operating revenues	$420,286	$185,620	$678	$—	$606,584
Interdepartmental revenues	556	22,728	40,866	(64,150)	—
Total operating revenues	420,842	208,348	41,544	(64,150)	606,584
Depreciation and amortization	(56,672)	(12,852)	(7,459)	—	(76,983)
Operating income	58,993	25,133	33,936	—	118,062
Interest expense, net	(15,261)	(4,315)	(4,577)	—	(24,153)
Income tax benefit (provision)	10,672	(4,922)	(7,998)	—	(2,248)
Net income attributable to MGE	63,910	15,511	21,361	(22,391)	78,391

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment(a)	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2023	$1,777,903	$533,876	$245,232	$86,516	$469,392	$(437,461)	$2,675,458
December 31, 2022	1,626,373	530,733	247,841	80,642	467,112	(435,101)	2,517,600
December 31, 2021	1,525,163	485,345	252,584	75,990	467,954	(435,130)	2,371,906
Capital Expenditures:
Year ended Dec. 31, 2023	$180,743	$36,402	$4,926	$—	$—	$—	$222,071
Year ended Dec. 31, 2022	141,273	27,656	6,101	—	—	—	175,030
Year ended Dec. 31, 2021	115,234	34,071	3,864	—	—	—	153,169

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2023	$1,777,903	$533,876	$245,181	$(1,992)	$2,554,968
December 31, 2022	1,626,373	530,733	247,791	(258)	2,404,639
December 31, 2021	1,525,163	485,345	252,534	(267)	2,262,775
Capital Expenditures:
Year ended Dec. 31, 2023	$180,743	$36,402	$4,926	$—	$222,071
Year ended Dec. 31, 2022	141,273	27,656	6,101	—	175,030
Year ended Dec. 31, 2021	115,234	34,071	3,864	—	153,169

(a)
The Transmission Investment segment represents MGE Energy's investment in equity method investees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2023, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of December 31, 2023, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2023. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2023 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 9B. Other Information.

MGE Energy

During the three months ended December 31, 2023, no director or officer of MGE Energy or Madison Gas and Electric adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2024 Proxy Statement) to be filed with the SEC before April 29, 2024. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP – Delinquent Section 16(a) Reports" in the 2024 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The following table presents information regarding MGE Energy's equity compensation plans as of December 31, 2023:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	$—	415,428	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	—	$—	415,428

(1)
All of the available shares under the 2021 Long-term Incentive plan may be issued as awards in the form of restricted stock, restricted stock units, and performance units. Stock options are not authorized. As of December 31, 2023, there were restricted stock units and performance units outstanding under the 2021 Long-term Incentive Plan. Column (c) assumes the outstanding performance shares are settled in shares of common stock as opposed to cash.

The remainder of the required information is included in the 2024 Proxy Statement, which will be filed with the SEC before April 29, 2024, for Item 11 under the section "EXECUTIVE COMPENSATION" (not including "Compensation Committee Report," "Cumulative Five-Year Total Return Comparison Graph," and "Pay Versus Performance,") and for Item 12 under the section "BENEFICIAL OWNERSHIP," which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2024 Proxy Statement, which will be filed with the SEC before April 29, 2024.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2024 Proxy Statement, which will be filed with the SEC before April 29, 2024.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2023	2022
Audit fees(a)	$1,229,028	$1,072,643
Audit-related fees(b)	80,000	80,000
Tax fees(c)	121,300	43,118
All other fees	—	4,500

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
(b)
Audit-Related Fees for 2023 and 2022 include professional services rendered in connection with utility commission-mandated obligations.
(c)
Tax Fees for 2023 and 2022 include review of federal and state income tax returns. Tax fees for 2023 also include services for Revenue Procedure 2013-15 - Method for repair, maintenance costs of natural gas transmission and distribution property services.

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

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Articles of Incorporation of MGE Energy, Inc.	S-3 Registration Statement	333-197423	4.1	7/15/2014

3.2	Amended and Restated Bylaws of MGE Energy, Inc.	8-K	0-49965	3.1	9/15/2023

3.3	Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012.	8-K	0-1125	3.1	10/25/2012

3.4	Amended Bylaws of Madison Gas and Electric Company as in effect at August 16, 2002	10-K	0-1125	3.3	3/26/2003

4.1	Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee	10-Q	0-49965	4.1	8/7/2018

4.2	Supplemental Indenture dated as of February 1, 1993 to aforementioned Indenture of Mortgage and Deed of Trust.	10-Q	0-49965	4.2	5/8/2018

4.3	Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee	10-K	0-1125	4B	3/29/2000

4.4	Description of Common Stock	10-K	0-49965	4.4	2/27/2020

10.1	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	0-49965	10.1	2/22/2023

10.2	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	0-1125	10.2	2/22/2023

10.3	First Amendment to second Amended and Restated Credit Agreement dated January 30, 2023, among Madison Gas and Electric Company, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.1	2/01/2023

10.4	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	10-K	0-1125	10.4	2/22/2023

10.5	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.4	5/8/2018

10.6	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.5	8/7/2018

10.7	Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.	10-K	0-49965	10.6	2/22/2019

10.8	West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.9	West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.10	West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.11	West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.12	West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.13	West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.14	Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.15	Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.16	Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.17	Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.18		Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.19		Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.20		Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.21		Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.22		Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.23		Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.24		Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.25		Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.26		Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.27	*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

10.28	*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.29	*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.30	*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.31	*	Amendment to Madison Gas and Electric Company Deferred Compensation Agreement	10-K	0-49965	10.31	2/22/2023

10.32	*	2023 Deferred Compensation Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/22/2023

10.33	*	Income Continuation Agreement - Keebler	10-K	0-49965	10.32	2/22/2018

10.34	*	Income Continuation Agreement - Hobbie	10-K	0-49965	10.34	2/22/2023

10.35	*	Income Continuation Agreement - Johnson	10-K	0-49965	10.35	2/22/2023

10.36	*	MGE Energy, Inc., 2006 Performance Unit Plan, as amended.	10-Q	0-49965	10.1	5/5/2017

10.37	*	Form of Performance Unit Award Agreement.	10-K	0-49965	10.42	2/26/2009

10.38	*	Form of Amendment to Performance Unit Award Agreement.	8-K	0-49965	10.1	4/21/2011

10.39	*	MGE Energy, Inc., 2021 Long-Term Incentive Plan	DEF 14A	0-49965	DEF 14A	3/31/2020

10.40	*	Form of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.43	2/24/2021

10.41	*	Form of Notice of Grant of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.44	2/24/2021

10.42	*	Form of Restricted Stock Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.45	2/24/2021

10.43	*	Form of Restricted Stock Award Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.46	2/24/2021

10.44	*	Form of Notice of Grant of Restricted Stock Award Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.47	2/24/2021

10.45	*	Form of Restricted Stock Units Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.48	2/24/2021

10.46	*	Form of Restricted Stock Units Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.49	2/24/2021

10.47	*	Form of Notice of Grant of Restricted Stock Units Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.50	2/24/2021

19.1	**	Insider Trading Policies and Procedures	10-K	0-49965	19	2/21/2024

21	**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1	**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2	**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

31.3	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

32.1	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

32.3	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

97.1	*	Policy on Recoupment of Incentive Compensation	10-K	0-49965	97.1	2/21/2024

101.INS	**	XBRL Instance	-	-	-	-
101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	-	-	-	-
104.1	**	Included in the cover page, formatted in Inline XBRL

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith.
***		Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Income

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating Expenses:
Other operations and maintenance	$868	$746	$711
Total Operating Expenses	868	746	711
Operating Loss	(868)	(746)	(711)
Equity in earnings of investments	120,394	112,180	107,883
Other income (loss), net	(2,862)	(855)	(2,163)
Interest income, net	105	2	5
Income before income taxes	116,769	110,581	105,014
Income tax benefit	930	371	747
Net Income	$117,699	$110,952	$105,761

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net Cash Flows Provided by Operating Activities	$67,253	$58,253	$27,535
Investing Activities:
Contributions to affiliates	(3,750)	(2,693)	—
Contributions to other investments	(3,080)	(2,357)	(4,006)
Other	987	861	843
Cash Used for Investing Activities	(5,843)	(4,189)	(3,163)
Financing Activities:
Cash dividends paid on common stock	(60,393)	(57,500)	(54,788)
Other	—	(187)	—
Cash Used for Financing Activities	(60,393)	(57,687)	(54,788)
Change in cash, cash equivalents, and restricted cash	1,017	(3,623)	(30,416)
Cash, cash equivalents, and restricted cash at beginning of period	3,336	6,959	37,375
Cash, cash equivalents, and restricted cash at end of period	$4,353	$3,336	$6,959

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	As of December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$4,353	$3,336
Other current assets	2,395	1,978
Total Current Assets	6,748	5,314
Other deferred assets and other	210	294
Investments:
Investments in affiliates	1,148,134	1,091,103
Other investments	21,714	21,193
Total Investments	1,169,848	1,112,296
Total Assets	$1,176,806	$1,117,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$572	$530
Other current liabilities	1,650	2,017
Total Current Liabilities	2,222	2,547
Other Credits:
Deferred income taxes	33,974	32,624
Accounts payable to affiliates	529	1,059
Other deferred liabilities	8	—
Total Other Credits	34,511	33,683
Shareholders' Equity:
Common shareholders' equity	432,913	431,820
Retained earnings	707,160	649,854
Total Shareholders' Equity	1,140,073	1,081,674
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$1,176,806	$1,117,904

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.
Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2023.

2.
Credit Agreements.

As of December 31, 2023, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. As of December 31, 2023, no borrowings were outstanding under this facility. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for further information regarding MGE Energy's credit agreement.

3.
Commitments and Contingencies.

See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for information regarding commitments and contingencies.

4.
Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2023	2022	2021
MGE	$41,000	$33,500	$5,000
MGE Power Elm Road	14,250	12,500	10,500
MGE Power West Campus	6,250	9,500	4,500
MGE Transco	5,533	4,621	5,464
MGEE Transco	79	—	—
Total	$67,112	$60,121	$25,464

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2023, is 57.7% as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2023. Cash dividends of $41.0 million and $33.5 million were paid by MGE to MGE Energy in 2023 and 2022, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2023, approximately $699.6 million was available for the payment of dividends under this covenant.

See Footnotes 13 and 14 of the Notes to Consolidated Financial Statements in this Report for more information on dividend restrictions appearing in credit agreements and long-term debt, respectively.

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses(b)	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period
Year ended 2021:
Accumulated provision for uncollectibles	$7,076,565	3,402,468	32,400	(2,207,732)	$8,303,701

Year ended 2022:
Accumulated provision for uncollectibles	$8,303,701	3,814,311	40,800	(3,785,972)	$8,372,840

Year ended 2023:
Accumulated provision for uncollectibles	$8,372,840	3,264,309	20,400	(3,559,473)	$8,098,076

(a)
Net of recovery of amounts previously written off.
(b)
For the years ended December 31, 2023, 2022, and 2021, MGE deferred $1.5 million, $2.1 million, and $1.8 million, respectively, of bad debt expense as a regulatory asset. See Footnote 8 of the Notes to Consolidated Financial Statements in this Report for further information.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 21, 2024	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

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

Madison Gas and Electric Company
(Registrant)

Date: February 21, 2024	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

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