Form 10-Q
period 2024-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2024-05-08
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2024

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

MGE Energy, Inc. ☐	Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒	Madison Gas and Electric Company Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value Per Share	MGEE	The NASDAQ Stock Market

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2024
MGE Energy, Inc.	Common stock, $1.00 par value, 36,175,888 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include: (a) those factors discussed in the registrants' 2023 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 16, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cut and Jobs Act of 2017
2023 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2023
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Energy Center
Dth	Dekatherms, a quantity measure for natural gas
EGU	Electric generating unit
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
Koshkonong	Koshkonkong Solar Energy Center
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen oxide
Paris	Paris Solar and Battery Park
the Petition	Petition for Judicial Review of Agency Action
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PM	Particulate Matter
PSCW	Public Service Commission of Wisconsin
Red Barn	Red Barn Wind Farm
ROE	Return on equity
SEC	Securities and Exchange Commission

SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UFLPA	Uyghur Forced Labor Protection Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Operating Revenues:
Electric revenues	$116,167	$117,291
Gas revenues	75,169	99,962
Total Operating Revenues	191,336	217,253

Operating Expenses:
Fuel for electric generation	12,704	13,807
Purchased power	9,442	15,386
Cost of gas sold	41,877	67,847
Other operations and maintenance	53,974	49,958
Depreciation and amortization	26,600	24,611
Other general taxes	5,994	5,610
Total Operating Expenses	150,591	177,219
Operating Income	40,745	40,034

Other income, net	3,881	5,355
Interest expense, net	(8,004)	(7,487)
Income before income taxes	36,622	37,902
Income tax provision	(2,808)	(6,824)
Net Income	$33,814	$31,078

Earnings Per Share of Common Stock
Basic	$0.93	$0.86
Diluted	$0.93	$0.86

Dividends per share of common stock	$0.428	$0.408

Weighted Average Shares Outstanding
Basic	36,171	36,163
Diluted	36,189	36,180

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net income	$33,814	$31,078
Items not affecting cash:
Depreciation and amortization	26,600	24,611
Deferred income taxes	(521)	6,056
Provision for doubtful receivables	2,200	441
Employee benefit plan cost (credit)	77	(648)
Equity earnings in investments	(2,746)	(2,611)
Other items	939	(1,366)
Changes in working capital items:
Decrease in current assets	18,417	28,211
Decrease in accounts payable	(13,072)	(18,509)
Decrease in other current liabilities	(106)	(6,742)
Dividends from investments	2,106	2,206
Cash contributions to pension and other postretirement plans	(1,825)	(1,785)
Other noncurrent items, net	(68)	(4,939)
Cash Provided by Operating Activities	65,815	56,003

Investing Activities:
Capital expenditures	(44,771)	(47,556)
Capital contributions to investments	(1,381)	(1,527)
Other	(274)	(483)
Cash Used for Investing Activities	(46,426)	(49,566)

Financing Activities:
Cash dividends paid on common stock	(15,460)	(14,736)
Repayments of long-term debt	(1,274)	(20,542)
Issuance of long-term debt	—	69,300
Proceeds (repayments of) from short-term debt	3,000	(37,500)
Other	(554)	(1,296)
Cash Used for Financing Activities	(14,288)	(4,774)

Change in cash, cash equivalents, and restricted cash	5,101	1,663
Cash, cash equivalents, and restricted cash at beginning of period	15,026	17,968
Cash, cash equivalents, and restricted cash at end of period	$20,127	$19,631

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,514	$4,402

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$16,687	$11,140
Accounts receivable, less reserves of $8,152 and $6,537, respectively	45,342	46,734
Other accounts receivable, less reserves of $1,864 and $1,561, respectively	9,687	15,618
Unbilled revenues	32,775	33,181
Materials and supplies, at average cost	34,417	33,385
Fuel for electric generation, at average cost	13,563	13,423
Stored natural gas, at average cost	21,696	25,840
Prepaid taxes	14,348	22,310
Regulatory assets - current	20,037	20,979
Other current assets	13,193	15,587
Total Current Assets	221,745	238,197
Regulatory assets	80,643	81,589
Pension benefit asset	96,525	93,896
Other deferred assets and other	20,595	20,741
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,029,858	2,018,121
Construction work in progress	110,049	110,091
Total Property, Plant, and Equipment	2,139,907	2,128,212
Investments	114,661	112,823
Total Assets	$2,674,076	$2,675,458

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,180	$5,146
Short-term debt	41,000	38,000
Accounts payable	41,594	65,451
Accrued interest and taxes	7,601	9,372
Accrued payroll related items	12,422	15,888
Regulatory liabilities - current	25,804	15,296
Other current liabilities	6,054	8,003
Total Current Liabilities	139,655	157,156
Other Credits:
Deferred income taxes	283,421	279,029
Investment tax credit - deferred	46,416	46,892
Regulatory liabilities	157,272	162,316
Accrued pension and other postretirement benefits	55,279	55,058
Asset retirement obligations	55,532	54,430
Other deferred liabilities and other	60,072	61,682
Total Other Credits	657,992	659,407
Capitalization:
Common shareholders' equity	1,158,783	1,140,073
Long-term debt	717,646	718,822
Total Capitalization	1,876,429	1,858,895
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,674,076	$2,675,458

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended March 31, 2023
Beginning Balance	36,163	$36,163	$395,657	$649,854	$—	$1,081,674
Net income				31,078		31,078
Common stock dividends declared ($0.408 per share)				(14,736)		(14,736)
Equity-based compensation plans and other			354			354
Ending Balance - March 31, 2023	36,163	$36,163	$396,011	$666,196	$—	$1,098,370

Three Months Ended March 31, 2024
Beginning Balance	36,163	$36,163	$396,750	$707,160	$—	$1,140,073
Net income				33,814		33,814
Common stock dividends declared ($0.428 per share)				(15,460)		(15,460)
Equity-based compensation plans and other	13	13	343			356
Ending Balance - March 31, 2024	36,176	$36,176	$397,093	$725,514	$—	$1,158,783

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating Revenues:
Electric revenues	$116,167	$117,291
Gas revenues	75,169	99,962
Total Operating Revenues	191,336	217,253

Operating Expenses:
Fuel for electric generation	12,704	13,807
Purchased power	9,442	15,386
Cost of gas sold	41,877	67,847
Other operations and maintenance	53,560	49,569
Depreciation and amortization	26,600	24,611
Other general taxes	5,994	5,610
Total Operating Expenses	150,177	176,830
Operating Income	41,159	40,423

Other income, net	1,108	2,907
Interest expense, net	(8,076)	(7,520)
Income before income taxes	34,191	35,810
Income tax provision	(1,991)	(6,167)
Net Income	$32,200	$29,643
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,597)	(5,520)
Net Income Attributable to MGE	$26,603	$24,123

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net income	$32,200	$29,643
Items not affecting cash:
Depreciation and amortization	26,600	24,611
Deferred income taxes	(784)	5,679
Provision for doubtful receivables	2,200	441
Employee benefit plan cost (credit)	77	(648)
Other items	1,203	(1,146)
Changes in working capital items:
Decrease in current assets	17,746	27,758
Decrease in accounts payable	(13,069)	(18,515)
Increase (decrease) in other current liabilities	1,778	(4,835)
Cash contributions to pension and other postretirement plans	(1,825)	(1,785)
Other noncurrent items, net	(1,092)	(5,224)
Cash Provided by Operating Activities	65,034	55,979

Investing Activities:
Capital expenditures	(44,771)	(47,556)
Other	(421)	(387)
Cash Used for Investing Activities	(45,192)	(47,943)

Financing Activities:
Cash dividends paid to parent by MGE	(14,000)	(12,500)
Distributions to parent from noncontrolling interest	(4,000)	(6,000)
Repayments of long-term debt	(1,274)	(20,542)
Issuance of long-term debt	—	69,300
Proceeds (repayments of) from short-term debt	3,000	(37,500)
Other	(554)	(1,296)
Cash Used for Financing Activities	(16,828)	(8,538)

Change in cash, cash equivalents, and restricted cash	3,014	(502)
Cash, cash equivalents, and restricted cash at beginning of period	6,705	10,500
Cash, cash equivalents, and restricted cash at end of period	$9,719	$9,998

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,514	$4,402

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$6,279	$2,819
Accounts receivable, less reserves of $8,152 and $6,537, respectively	45,342	46,734
Other accounts receivable, less reserves of $1,864 and $1,561, respectively	9,682	15,616
Unbilled revenues	32,775	33,181
Materials and supplies, at average cost	34,417	33,385
Fuel for electric generation, at average cost	13,563	13,423
Stored natural gas, at average cost	21,696	25,840
Prepaid taxes	15,062	22,338
Regulatory assets - current	20,037	20,979
Other current assets	13,681	16,088
Total Current Assets	212,534	230,403
Regulatory assets	80,643	81,589
Pension benefit asset	96,525	93,896
Other deferred assets and other	20,534	20,780
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,029,886	2,018,149
Construction work in progress	110,049	110,091
Total Property, Plant, and Equipment	2,139,935	2,128,240
Investments	59	60
Total Assets	$2,550,230	$2,554,968

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,180	$5,146
Short-term debt	41,000	38,000
Accounts payable	41,579	65,434
Accrued interest and taxes	7,557	9,325
Accrued payroll related items	12,422	15,888
Regulatory liabilities - current	25,804	15,296
Other current liabilities	6,437	6,502
Total Current Liabilities	139,979	155,591
Other Credits:
Deferred income taxes	248,763	244,634
Investment tax credit - deferred	46,416	46,892
Regulatory liabilities	157,272	162,316
Accrued pension and other postretirement benefits	55,279	55,058
Asset retirement obligations	55,532	54,430
Other deferred liabilities and other	61,887	63,969
Total Other Credits	625,149	627,299
Capitalization:
Common shareholder's equity	916,328	903,725
Noncontrolling interest	151,128	149,531
Total Equity	1,067,456	1,053,256
Long-term debt	717,646	718,822
Total Capitalization	1,785,102	1,772,078
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,550,230	$2,554,968

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended March 31, 2023
Beginning balance	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386
Net income				24,123		5,520	29,643
Cash dividends paid to parent by MGE				(12,500)			(12,500)
Distributions to parent from noncontrolling interest						(6,000)	(6,000)
Ending Balance - March 31, 2023	17,348	$17,348	$252,917	$595,581	$—	$147,683	$1,013,529

Three Months Ended March 31, 2024
Beginning balance	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256
Net income				26,603		5,597	32,200
Cash dividends paid to parent by MGE				(14,000)			(14,000)
Distributions to parent from noncontrolling interest						(4,000)	(4,000)
Ending Balance - March 31, 2024	17,348	$17,348	$252,917	$646,063	$—	$151,128	$1,067,456

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

1.
Summary of Significant Accounting Policies – MGE Energy and MGE.

a.
Basis of Presentation.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 3 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2023 Annual Report on Form 10-K (the 2023 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2024, and during the three months ended March 31, 2024, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2023 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 59 through 107 of the 2023 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2024	2023	2024	2023
Cash and cash equivalents	$16,687	$11,140	$6,279	$2,819
Restricted cash	638	858	638	858
Receivable - margin account	2,802	3,028	2,802	3,028
Cash, cash equivalents, and restricted cash	$20,127	$15,026	$9,719	$6,705

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of March 31, 2024, early retirement of Columbia was probable.

The net book value of our ownership share of this generating unit was $119.5 million as of March 31, 2024. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that include retirement dates of 2029 for both Units.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of March 31, 2024.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Equity earnings from investment in ATC	$2,722	$2,583
Dividends received from ATC	2,106	2,206
Capital contributions to ATC	715	357

In April 2024, MGE Transco made a $1.1 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Operating revenues	$211,928	$200,426
Operating expenses	(104,842)	(99,076)
Other income, net	187	391
Interest expense, net	(35,418)	(32,910)
Earnings before members' income taxes	$71,855	$68,831

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2024 and 2023, MGE recorded $9.1 million and $8.5 million, respectively, for transmission service. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of March 31, 2024, and December 31, 2023, MGE had a receivable due from ATC of $2.1 million and $5.3 million, respectively. The receivable is primarily related to transmission interconnection activities at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.3	6.2	6.2
Amortized investment tax credits	(2.2)	(0.8)	(2.4)	(0.8)
Credit for electricity from renewable energy	(10.2)	(6.0)	(11.2)	(6.5)
AFUDC equity, net	(0.6)	(0.5)	(0.7)	(0.5)
Amortization of utility excess deferred tax - tax reform(a)	(6.2)	(1.8)	(6.7)	(1.9)
Other, net, individually insignificant	(0.3)	(0.2)	(0.4)	(0.3)
Effective income tax rate	7.7%	18.0%	5.8%	17.2%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For both the three months ended March 31, 2024 and 2023, MGE recognized $0.9 million. For the three months ended March 31, 2024, MGE recognized $1.0 million of deferred taxes not restricted by IRS normalization rules, compared to a net collection from customers of $0.3 million for the three months ended March 31, 2023.

The Inflation Reduction Act of 2022 contains a provision that allows the transfer of certain tax credits to other corporate taxpayers in exchange for cash. MGE intends to transfer 2023 and 2024 tax credits and will account for the tax credits transferred as part of income taxes. MGE will also include any expected proceeds from the transfer of tax credits in the evaluation of realizability of deferred tax assets related to tax credits and record a valuation allowance for the difference between the tax value of the credits and the expected proceeds. The PSCW approved the deferral by MGE of any differential between tax credit transfer proceeds and the tax value of credits reflected in rates to its next rate case filing.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Pension Benefits
Components of net periodic benefit cost:
Service cost	$759	$752
Interest cost	4,244	4,322
Expected return on assets	(7,151)	(6,322)
Amortization of:
Actuarial loss	116	388
Net periodic benefit (credit) cost	$(2,032)	$(860)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$211	$200
Interest cost	797	819
Expected return on assets	(691)	(651)
Amortization of:
Transition obligation	1	1
Prior service credit	(4)	—
Actuarial (gain) loss	(77)	(30)
Net periodic benefit (credit) cost	$237	$339

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three months ended March 31, 2024, MGE recovered $1.4 million of pension and other postretirement costs previously deferred. During the three months ended March 31, 2023, MGE deferred $0.4 million of pension and other postretirement costs. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements - MGE Energy.

a.
Common Stock.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three months ended March 31, 2024 and 2023, MGE Energy issued no new shares of common stock under the Stock Plan.

b.
Dilutive Shares Calculation.

As of March 31, 2024, 18,180 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three months ended March 31, 2024, and 2023, MGE recorded $1.2 million and $1.1 million, respectively, in compensation expense related to share-based compensation awards.

In the first quarter of 2024, cash payments of $2.5 million and 12,518 shares were distributed related to awards that were granted in 2021 under the 2021 Incentive Plan and 2019 under the 2006 Performance Unit Plan.

In March 2024, MGE issued 16,414 performance units and 29,733 restricted stock units under the 2021 Incentive Plan to eligible employees and non-employee directors.

MGE recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. The performance units can be paid out in either cash, shares of common stock, or a combination of cash and stock and are classified as a liability award. The restricted stock units will be paid out in shares of common stock, and therefore are classified as equity awards.

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

With the closure of the wet pond system in 2023 (as described in further detail in the CCR section below), Columbia complies with ELG requirements. With the installation of additional wastewater treatment equipment completed in 2023, the Elm Road Units comply with ELG requirements.

In April 2024, the EPA released a pre-publication notice of the final ELG rule that further regulates the wastewater discharges associated with coal-fired power plants. The rule focuses on wastewater discharges from flue gas desulfurization and bottom ash transport water. The rule includes a reduction in requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. The operator of the Elm Road Units believes that pollution prevention installed under previous versions of the rule and the planned fuel switching will qualify the Elm Road Units for the reduced requirements. MGE and the operator of the Elm Road Units currently are evaluating the final rule.

•
The EPA's cooling water intake rule requires cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens).

Blount received its most recent WPDES permit from the Wisconsin Department of Natural Resources (WDNR) in October 2023. Blount's latest WPDES permit assumes that the plant meets BTA standards for entrainment for the duration of this permit which expires in 2028. The WDNR included a requirement to conduct an impingement study in the latest permit which needs to be completed by the end of 2027. Once the WDNR determines the impingement requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements.

Intakes at Columbia are subject to this rule. The Columbia operator's most recent permit required that studies of intake structures be submitted to the WDNR by November 2023 to help determine BTA. Columbia's permit renewal application is due in 2024 and in November 2023 the Columbia operator timely submitted its renewal application to the WDNR. BTA improvements required by the renewal permit will be coordinated with the owners' plan to retire both units by June of 2026. MGE will continue to work with Columbia's operator to evaluate regulatory requirements in light of the planned retirements. MGE does not expect this rule to have a material effect on Columbia.

•
Greenhouse Gas (GHG) new source performance standards and emission guidelines established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units (EGUs), including existing and proposed regulations governing existing, new, or modified fossil-fuel generating units.

In May 2023, the EPA proposed a rule under section 111(b) of the Clean Air Act to establish New Source Performance Standards and emission guidelines to limit GHG emissions from existing fossil fuel-fired steam EGUs and stationary combustion turbines, and new, modified, and/or reconstructed fossil fuel-fired power plants. In April 2024, the EPA released a pre-publication notice of its final performance standards and emission guidelines for carbon dioxide emissions from new combustion turbines and existing fossil-fuel fired boilers used to produce electricity. The final rule grants some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule establishes a process under which states must submit plans to the EPA for establishing standards. States will have two years from the publication date of these rules to submit plans to the EPA for review and approval. MGE is evaluating the final version of the rule for impacts to our fossil-fuel fired steam generation units. The EPA is separately developing performance standards and emission guidelines for GHG emissions from existing natural gas-fired combustion turbines. MGE will monitor this rulemaking to assess its impact on our operations.

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a "moderate" nonattainment area for the 2015 Ozone NAAQS. The deadline for moderate classified areas to meet attainment standards is August 2024. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation will have a material effect on the Units.

•
The EPA's proposed rule to regulate Fine Particulate Matter (PM2.5).

In March 2024, the EPA published a final rule to lower the average annual PM2.5 NAAQS from 12 ug/m3 to 9 ug/m3 effective May 2024. The new annual PM2.5 NAAQS could impact Milwaukee County, where our Elm Road units are located, if the county is determined to be in nonattainment. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which would likely include additional limitations for new and modified plants in the county. With the planned transition of the Elm Road Units to natural gas there is a low probability for the need of additional emission limitations. However, we will not know the impact of this rule until PM data from 2023 and 2024 is evaluated and released, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

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

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. The final rule impacts 23 states, including Wisconsin. For Wisconsin, the rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. The final rule became effective partway through the 2023 ozone season in August 2023. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. MGE expects to meet the emission reductions with immediately available measures. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan to meet its obligations or accept the EPA's Federal Implementation Plan. MGE is reviewing the final rule and is monitoring the multiple lawsuits challenging the final rule. Based on our current evaluation, the 2026 additional emission reductions may impact the Elm Road Units and additional upgrades may be needed to comply, however, we will not know the final impact until evaluations are completed.

•
The EPA's Coal Combustion Residuals (CCR) Rule.

The CCR rule regulates the disposal of solid waste coal ash and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners and operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. With the coal combustion residuals system that replaced the unlined surface impoundment completed in 2023, Columbia complies with this rule.

In May 2023, the EPA proposed a CCR Legacy Rule that if finalized as currently written, will apply to previously closed CCR sites. Columbia's operator has evaluated the proposed rule and has determined that parts of the rule would likely apply to Columbia's previously closed site. In April 2024, the EPA released a pre-publication notice of its final rule. MGE is currently evaluating the final rule to determine if there are impacts to Columbia in the final version.

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

9.
Rate Matters - MGE Energy and MGE.
a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2022/2023 settlement
Gas	0.96%	9.8%	55.6%	1/1/2023
Approved limited 2023 reopener(a)
Electric	9.01%	9.8%	55.6%	1/1/2023
Approved 2024/2025 rate proceeding(b)(c)
Electric	1.54%	9.7%	56.1%	1/1/2024
Gas	2.44%	9.7%	56.1%	1/1/2024
Electric	4.17%	9.7%	56.1%	1/1/2025
Gas	1.32%	9.7%	56.1%	1/1/2025

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
(b)
The electric increase was driven by an increase in rate base including our investments made in West Riverside, local solar, and continued investment in grid modernization, as well as higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE will file an updated 2025 fuel forecast with the PSCW in 2024, which may impact rates in 2025, depending on any variance between the forecast submitted as part of the rates and updated forecast. In addition, the PSCW authorized MGE to defer a recovery of and a return on costs associated for any change in the in service date for Paris and Darien and force majeure costs for Badger Hollow II, Paris, and Darien that were not reflected in this rate filing. The PSCW also approved deferral of any differential in PTC tax credits reflected in rates and actual credits produced. These deferrals will be reflected in MGE's next rate case filing. The gas rate increases were also driven by our investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). This increase in gas costs is offset by a tax benefit related to excess deferred taxes. Included in the gas residential rate is a reduction in the customer fixed charge.
(c)
In accordance with the 2024/2025 rate order from the PSCW, MGE will have an earnings sharing mechanism, under which, if MGE earns above the authorized ROE: (i) the utility will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to ratepayers. Th earnings calculation excludes fuel rules adjustments. See "Fuel Rules" below.

Sierra Club and Vote Solar have filed petitions with the Dane County Circuit Court seeking review of the PSCW decisions approving MGE's electric and gas 2022/2023 rate settlement, 2023 electric limited reopener, and 2024/2025 rate order. The PSCW is named as the responding party; MGE is not named as a party. The Petitions challenge the amount of customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlement, limited reopener, and 2024/2025 rate order have not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement, limited reopener, and the 2024/2025 rate order. MGE has intervened in the proceedings to further defend the PSCW's decision. The Dane County Circuit Court affirmed the PSCW's decision to approve the 2022/2023 rate settlement, and Sierra Club and Vote Solar have now appealed that decision to the Wisconsin Court of Appeals. The petitions challenging the 2023 electric limited reopener and the 2024/2025 rate order have been stayed pending the outcome of the appeal of the circuit court decision affirming the PSCW's decision to approve the 2022/2023 rate settlement.

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 2% in 2024 and 2023. The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarizes deferred electric fuel-related costs:

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2021	$3.3(a)	January 2023 through December 2023
2022	$8.8(a)	October 2023 through September 2024
2023	($7.2)	(b)

(a)
There was no change to the recovery in the fuel rules proceedings from the amount MGE deferred.
(b)
These savings will be subject to the PSCW's annual review of 2023 fuel costs, expected to be completed in 2024. MGE has proposed to return these savings over a three-month period from October 2024 through December 2024.
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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2024		December 31, 2023
Commodity derivative contracts	340,680	MWh	392,000	MWh
Commodity derivative contracts	5,240,000	Dth	7,180,000	Dth
FTRs	701	MW	1,824	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of March 31, 2024, and December 31, 2023, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $3.0 million and $5.2 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2024
Commodity derivative contracts(a)	$449	$3,264	Other current liabilities
Commodity derivative contracts(a)	42	247	Other deferred liabilities and other
FTRs	11	—	Other current assets

December 31, 2023
Commodity derivative contracts(a)	$263	$4,942	Other current liabilities
Commodity derivative contracts(a)	156	882	Other deferred liabilities and other
FTRs	179	—	Other current assets

(a)
As of March 31, 2024, and December 31, 2023, collateral of $3.0 million and $5.4 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2024
Assets
Commodity derivative contracts	$491	$(491)	$—	$—
FTRs	11	—	—	11
Liabilities
Commodity derivative contracts	3,511	(491)	(3,020)	—

December 31, 2023
Assets
Commodity derivative contracts	$419	$(419)	$—	$—
FTRs	179	—	—	179
Liabilities
Commodity derivative contracts	5,824	(419)	(5,405)	—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2024		2023
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended March 31:
Balance as of January 1,	$5,226	$1,569	$5,094	$2,747
Unrealized loss	2,140	—	14,303	—
Realized (loss) gain reclassified to a deferred account	(2,157)	2,157	(6,917)	6,917
Realized loss reclassified to income statement	(2,200)	(3,451)	(4,667)	(9,209)
Balance as of March 31,	$3,009	$275	$7,813	$455

	Realized Losses (Gains)
	2024		2023
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$2,426	$3,265	$7,445	$6,451
FTRs	(40)	—	(20)	—

MGE's commodity derivative contracts and FTRs are subject to regulatory deferral. These derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the consolidated balance sheets and are recognized in earnings in the delivery month applicable to the instrument. As a result of the treatment described above, there are no unrealized gains or losses that flow through earnings.

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2024, and December 31, 2023, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2024, no counterparties had defaulted.

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

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$727,272	$662,122	$728,546	$675,922

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.4 million and $4.6 million as of March 31, 2024, and December 31, 2023, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$502	$373	$—	$129
Exchange-traded investments	2,087	2,087	—	—
Total Assets	$2,589	$2,460	$—	$129
Liabilities:
Derivatives, net(b)	$3,511	$1,656	$—	$1,855
Deferred compensation	5,629	—	5,629	—
Total Liabilities	$9,140	$1,656	$5,629	$1,855

MGE
Assets:
Derivatives, net(b)	$502	$373	$—	$129
Exchange-traded investments	59	59	—	—
Total Assets	$561	$432	$—	$129
Liabilities:
Derivatives, net(b)	$3,511	$1,656	$—	$1,855
Deferred compensation	5,629	—	5,629	—
Total Liabilities	$9,140	$1,656	$5,629	$1,855

	Fair Value as of December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	2,034	2,034	—	—
Total Assets	$2,632	$2,386	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

MGE
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	60	60	—	—
Total Assets	$658	$412	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

(b)
As of March 31, 2024, and December 31, 2023, collateral of $3.0 million and $5.4 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

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

Derivatives. Derivatives include exchange-traded derivative contracts, over-the-counter transactions and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore considered unobservable and classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange-traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Balance as of January 1,	$(2,604)	$(866)
Realized and unrealized gains (losses):
Included in regulatory assets	878	(2,874)
Included in earnings	(2,204)	(4,671)
Settlements	2,204	4,671
Balance as of March 31,	$(1,726)	$(3,740)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Purchased power expense	$(2,204)	$(4,671)

(c)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.
12.
Joint Plant Construction Project Ownership - MGE Energy and MGE

MGE has ownership interests in generation projects with other co-owners, some of which are under construction, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" or "Construction work in progress" on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of March 31, 2024(a)	Estimated Date of Commercial Operation
Paris(b)	10%	Solar/Battery	20 MW/11 MW	$61 million(d)	$35.7 million	2024 Solar 2025 Battery
Darien(c)	10%	Solar	25 MW	$48 million(d)(e)	$29.5 million	2024

(a)
Excluding AFUDC.
(b)
Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin.
(c)
Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin.
(d)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.

(e)
As part of its order, the PSCW approved battery capacity with this project, which is no longer included in the current estimate. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

MGE received specific approval to recover 100% AFUDC on Paris and Darien. During the three months ended March 31, 2024, MGE recognized $1.2 million, after tax, in AFUDC for these projects compared to $0.4 million for the comparable period in 2023.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2024	2023
Residential	$41,141	$41,220
Commercial	59,863	59,537
Industrial	3,410	3,286
Other-retail/municipal	9,690	9,619
Total retail	114,104	113,662
Sales to the market	1,076	2,758
Other	945	824
Total electric revenues	116,125	117,244
Gas revenues
Residential	43,398	55,724
Commercial/Industrial	29,524	41,503
Total retail	72,922	97,227
Gas transportation	2,080	2,532
Other	167	203
Total gas revenues	75,169	99,962
Non-regulated energy revenues	42	47
Total Operating Revenue	$191,336	$217,253

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2023 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2024
Operating revenues	$116,125	$75,169	$42	$—	$—	$—	$191,336
Interdepartmental revenues	(55)	5,212	10,827	—	—	(15,984)	—
Total operating revenues	116,070	80,381	10,869	—	—	(15,984)	191,336
Equity in earnings of investments	—	—	—	2,746	—	—	2,746
Net income (loss)	15,763	10,614	5,823	1,996	(382)	—	33,814

Three Months Ended March 31, 2023
Operating revenues	$117,244	$99,962	$47	$—	$—	$—	$217,253
Interdepartmental revenues	(52)	6,661	10,550	—	—	(17,159)	—
Total operating revenues	117,192	106,623	10,597	—	—	(17,159)	217,253
Equity in earnings of investments	—	—	—	2,611	—	—	2,611
Net income (loss)	13,314	10,759	5,570	1,899	(464)	—	31,078

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2024
Operating revenues	$116,125	$75,169	$42	$—	$191,336
Interdepartmental revenues	(55)	5,212	10,827	(15,984)	—
Total operating revenues	116,070	80,381	10,869	(15,984)	191,336
Net income attributable to MGE	15,763	10,614	5,823	(5,597)	26,603

Three Months Ended March 31, 2023
Operating revenues	$117,244	$99,962	$47	$—	$217,253
Interdepartmental revenues	(52)	6,661	10,550	(17,159)	—
Total operating revenues	117,192	106,623	10,597	(17,159)	217,253
Net income attributable to MGE	13,314	10,759	5,570	(5,520)	24,123

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•
Regulated electric utility operations, conducted through MGE, which generate and distribute electricity to approximately 163,000 customers in Dane County, Wisconsin
•
Regulated gas utility operations, conducted through MGE, which distribute natural gas to approximately 176,000 customers in seven south-central and western Wisconsin counties,
•
Nonregulated energy operations, conducted through MGE Power and its subsidiaries, which owns interests in electric generating capacity that is leased to MGE,
•
Transmission investments, representing our equity investment in ATC, which owns and operates electric transmission facilities primarily in Wisconsin, and ATC Holdco, a company created to facilitate out-of-state electric transmission development and investments, and
•
All other, which includes corporate operations and services.

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
•
Credit market conditions, including interest rates and our debt credit rating,
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in "Item 1A. Risk Factors" in our 2023 Annual Report on Form 10-K.

During the three months ended March 31, 2024, MGE Energy's earnings were $33.8 million or $0.93 per share compared to $31.1 million or $0.86 per share during the same period in the prior year. MGE's earnings during the three months ended March 31, 2024, were $26.6 million compared to $24.1 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2024	2023
Electric Utility	$15.8	$13.3
Gas Utility	10.6	10.8
Nonregulated Energy	5.8	5.6
Transmission Investments	2.0	1.9
All Other	(0.4)	(0.5)
Net Income	$33.8	$31.1

Our net income during the three months ended March 31, 2024, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to earnings for 2024. Lower fuel costs also contributed to higher earnings in the first three months of 2024.

Gas Utility

Lower gas retail sales resulting from warmer than normal weather in the first quarter of 2024 contributed to lower gas earnings for the three months ended March 31, 2024. Gas retail sales decreased approximately 7%. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by approximately 7% in the first three months of 2024 compared to the same period in the prior year.

Significant Events

The following events affected the first three months of 2024:

2024/2025 Rate Proceeding: In December 2023, the PSCW approved a 1.54% increase to electric rates and 2.44% increase to gas rates for 2024. The PSCW also approved a 4.17% increase to electric rates and 1.32% increase to gas rates in 2025. See "Other Matters" below for additional information on the 2024/2025 rate proceeding.

In accordance with the 2024/2025 rate order from the PSCW, MGE will have an earnings sharing mechanism, under which, if MGE earns above the 9.7% authorized ROE: (i) the utility will retain 100% of earnings for the first 15 basis points above the authorized ROE; (ii) 50% of the next 60 basis points will be required to be refunded to customers; and (iii) 100% of any remaining excess earnings will be required to be refunded to customers. The earnings calculation excludes fuel rules adjustments.

Utility Solar: Large solar generation projects under construction, are shown in the following table. Incurred costs are reflected in "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of March 31, 2024(a)	Estimated Date of Commercial Operation
Paris	10%	Solar/Battery	20 MW/11 MW	$61 million(c)	$35.7 million(b)	2024 Solar 2025 Battery
Darien	10%	Solar	25 MW	$48 million(c)(d)	$29.5 million(b)	2024
High Noon(e)	10%	Solar	30 MW	$65 million	$1.0 million	2026
Koshkonong	10%	Solar	30 MW	$65 million(c)(d)	$- million	2026

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $2.7 million and $1.1 million of AFUDC equity through March 31, 2024, on Paris and Darien, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(d)
As part of its order, the PSCW approved battery capacity with this project, which is no longer included in the current estimate. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.
(e)
Pending approval by the PSCW. Battery storage has been proposed as part of this project and has not been included in the

2024-2028 forecast. MGE will continue to evaluate timing, cost, and feasibility of the installation of batteries.

In the near term, several items may affect us, including:

2023 Annual Fuel Proceeding: MGE had fuel savings in 2023. As of December 31, 2023, MGE had deferred $7.2 million of 2023 fuel savings. These costs will be subject to the PSCW's annual review of 2023 fuel costs, expected to be completed during 2024. MGE has proposed to return these savings over a 3-month period from October 2024 through December 2024.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.7% and 5.9% of our net income during the three months ended March 31, 2024 and 2023, respectively, from our investment in ATC.

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

•
Growing renewable generation. MGE is seeking to acquire a joint interest in several renewable generation projects. The forecasted capital expenditures include announced projects such as Paris (Solar and Battery; 20 MW/11 MW), Darien (Solar; 25 MW), Koshkonong (Solar; 30 MW), High Noon (Solar, 30 MW) and other projects expected to be announced in the future. See the 2024-2028 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

•
Natural gas as a fuel source. West Riverside: MGE received PSCW approval to purchase an additional 25 MW of capacity of West Riverside, expected to close in 2024. MGE currently owns 25 MW of capacity of West Riverside. West Riverside is a natural gas-fired generating plant.

Environmental Initiatives – Natural gas distribution: Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system cost-effectively as quickly as possible. For customers who want to reduce their footprint further, MGE is introducing a renewable natural gas program. MGE purchases renewable thermal credits on behalf of customers who voluntarily elect in the program to offset the emissions associated with the customer's monthly natural gas usage.

Solar Procurement Disruptions: MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce investigation on whether to impose new solar tariffs. These disruptions have a potential to impact current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed, and expect to continue to file, notifications with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings. See "Other Matters" below for additional information on the solar procurement disruptions.

Results of Operations

Three Months Ended March 31, 2024 and 2023

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Residential	$41,141	$41,220	(0.2)%	199,692	206,190	(3.2)%
Commercial	59,863	59,537	0.5%	420,792	421,172	(0.1)%
Industrial	3,410	3,286	3.8%	37,448	36,252	3.3%
Other-retail/municipal	9,690	9,619	0.7%	82,847	79,679	4.0%
Total retail	114,104	113,662	0.4%	740,779	743,293	(0.3)%
Sales to the market	1,076	2,758	(61.0)%	24,981	3,616	n.m.%
Other	945	824	14.7%	—	—	—%
Total	$116,125	$117,244	(1.0)%	765,760	746,909	2.5%

n.m. not meaningful

Electric revenue decreased $1.1 million during the three months ended March 31, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$(1.7)
Revenue subject to refund, net	(1.4)
Decrease in volume	(1.1)
Rate changes	2.0
Customer fixed and demand charges	1.0
Other	0.1
Total	$(1.1)

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended March 31, 2024, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. Additionally, the cost of capacity sold decreased offsetting the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

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

•
Volume. During the three months ended March 31, 2024, residential sales decreased by approximately 3%

compared to the same period in the prior year. This decrease was driven by warmer than normal weather in the first quarter of 2024.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail electric customers by approximately 1.54%. Rates charged to retail customers during the three months ended March 31, 2024, were $2.0 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Customer fixed and demand charges. During the three months ended March 31, 2024, fixed and demand charges increased $1.0 million primarily attributable to the increase in demand charges for commercial customers.

Electric fuel and purchased power

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change
Fuel for electric generation	$12.7	$13.8	$(1.1)
Purchased power	9.4	15.4	(6.0)

The $1.1 million decrease in fuel for electric generation was due to an approximately 29% decrease in the average cost partially offset by an approximately 29% increase in internal generation. Columbia generation was higher during the three months ended March 31, 2024, compared to the same period in the prior year as a result of market prices.

Excluding deferred fuel costs, purchase power decreased $7.2 million. The decrease in purchased power was due to an approximately 45% decrease in market purchases as a result of lower customer sales and increased internal generation. An approximately 7% decrease in average cost also contributed to the decrease in purchase power costs. Deferred fuel cost recovered during the three months ended March 31, 2024, is $2.1 million compared to $0.8 million in the same period of the prior year.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended March 31,			Three Months Ended March 31,
rate per therm of retail customer)	2024	2023	% Change	2024	2023	% Change
Residential	$43,398	$55,724	(22.1)%	43,807	47,153	(7.1)%
Commercial/Industrial	29,524	41,503	(28.9)%	39,224	42,455	(7.6)%
Total retail	72,922	97,227	(25.0)%	83,031	89,608	(7.3)%
Gas transportation	2,080	2,532	(17.9)%	20,888	22,273	(6.2)%
Other revenues	167	203	(17.7)%	—	—	—%
Total	$75,169	$99,962	(24.8)%	103,919	111,881	(7.1)%
Heating degree days (normal 3,561)				2,981	3,190	(6.6)%
Average rate per therm of retail customer	$0.878	$1.085	(19.1)%

Gas revenue decreased $24.8 million during the three months ended March 31, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$(15.4)
Decrease in volume	(8.7)
Other	(0.7)
Total	$(24.8)

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail gas customers by approximately 2.44%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the three months ended March 31, 2024.

The average retail rate per therm excluding customer fixed charges for the three months ended March 31, 2024, decreased approximately 19% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

•
Volume. For the three months ended March 31, 2024, retail gas deliveries decreased approximately 7% compared to the same period in the prior year primarily attributable to warmer than normal weather in the first quarter of 2024.

Cost of gas sold

Cost of gas sold decreased $26.0 million during the three months ended March 31, 2024, compared to the same period in the prior year. Therms delivered decreased approximately 7% and cost per therm decreased approximately 34%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the three months ended March 31, 2024, operations and maintenance expenses increased $4.0 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$2.3
Increased transmission costs	1.3
Increased electric production expenses	0.6
Decreased other expenses	(0.2)
Total	$4.0

•
Increased customer accounts costs are primarily related to collection of deferred bad debt expense from prior years. MGE has received approval to recover deferred bad debt expense from 2020 through 2023 over a two-year period beginning in 2024. Bad debt expense is generally offset by electric revenue and does not have a significant impact on net income.

•
Increase transmission costs are primarily higher as a result of an increase in transmission rate and collection of deferred costs from prior years. Transmission costs represent ATC and MISO network transmission expenses authorized to collect in rates. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual costs included in rates and to be recovered or refunded in a future rate proceeding. Transmission cost is generally offset by electric revenue and does not have a significant impact on net income.

Consolidated depreciation expense

Electric depreciation expense increased $1.7 million and gas depreciation expense increased $0.3 million during the three months ended March 31, 2024, compared to the same period in the prior year. MGE purchased West

Riverside in March 2023 and Badger Hollow II was placed in service in December 2023. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income decreased $0.7 million and gas other income decreased $1.1 million during the three months ended March 31, 2024, compared to the same period in the prior year, primarily related to pension and other postretirement other than service costs.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended March 31, 2024 and 2023, net income at the nonregulated energy operations segment was $5.8 million and $5.6 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended March 31, 2024 and 2023, other income at the transmission investment segment primarily reflects ATC's operations and was $2.7 million and $2.6 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC.

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

	Three Months Ended
	March 31,
(In millions)	2024	2023
MGE Power Elm Road	$3.8	$3.7
MGE Power West Campus	1.8	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2024. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report on Form 10-K.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from operations and both long-term and short-term debt financing. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2023 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2024 and 2023:

	MGE Energy		MGE
(In thousands)	2024	2023	2024	2023
Cash provided by (used for):
Operating activities	$65,815	$56,003	$65,034	$55,979
Investing activities	(46,426)	(49,566)	(45,192)	(47,943)
Financing activities	(14,288)	(4,774)	(16,828)	(8,538)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the three months ended March 31, 2024, compared to the same period in 2023, were as follows:

(In millions)	MGE Energy	MGE
Lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers, primarily driven by a decrease in the price of natural gas	$40.5	$40.5
Lower payments for other operation and maintenance expenses	3.7	2.9
Lower overall collections from customers, driven by lower purchased gas costs adjusted through the PGA customer rate	(33.0)	(33.0)
Higher payments for interest, driven by MGE's issuance of long-term debt during the second half of 2023	(1.7)	(1.7)
Other operating activities	0.3	0.4
Increase (decrease) in cash provided by operating activities	$9.8	$9.1

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $3.1 million during the three months ended March 31, 2024, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2024, were $44.8 million. This amount represents a decrease of $2.8 million from the expenditures made in the same period in the prior year. This decrease primarily reflects lower expenditures from the purchase of West Riverside in 2023 offset by an increase of renewable generation facilities and other electric utility expenditures.

MGE

MGE's cash used for investing activities decreased $2.8 million during the three months ended March 31, 2024, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2024, were $44.8 million. This amount represents a decrease of $2.8 million from the expenditures made in the same period in the prior year. This decrease primarily reflects lower expenditures from the purchase of West Riverside in 2023 offset by an increase of renewable generation facilities and other electric utility expenditures.

Capital Expenditures

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the three months ended March 31, 2024, capital expenditures for MGE Energy and MGE totaled $44.8 million, which included $41.5 million of utility capital expenditures.

MGE does not currently expect any material changes to its total forecasted expenditures as presented in the 2024 through 2028 capital expenditure forecast included under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2023 Annual Report on Form 10-K. MGE's plan to achieve its target of 80% carbon reduction by 2030 (from 2005 levels) is based on the transition away from coal, addition of new renewable generation, and additional generation sources that provide the reliable energy to dependably serve demand. The mix of generation sources presented in the 2024 through 2028 capital expenditure forecast may shift based on reliability needs as MGE continues on the path to achieve its carbon reduction goals. Additionally, MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce investigation. These disruptions have had and may continue to impact current and future solar projects increasing costs or causing delays in construction timelines. As projects are delayed, timing of capital expenditures will be correspondingly shifted. See "Other Matters" below for additional information on the solar procurement disruptions.

Cash Used for Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the three months ended March 31, 2024, compared to the same period in 2023, were as follows:

(In millions)	MGE Energy	MGE
Higher cash dividends paid, dividend rate per share ($0.428 vs. $0.408)	$(0.7)	$—
Higher cash dividends to parent (MGE Energy)	—	(1.5)
Lower distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(a)	—	2.0
Change in long-term debt(b)	(50.0)	(50.0)
Change in short-term debt borrowings, net	40.5	40.5
Other financing activities	0.7	0.7
Increase (decrease) in cash flows from financing activities	$(9.5)	$(8.3)

(a)
The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.
(b)
During the three months ended March 31, 2023, MGE issued $50 million of senior unsecured notes that were used to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds were tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2024	December 31, 2023
Common shareholders' equity	60.3%	59.9%
Long-term debt(a)	37.6%	38.1%
Short-term debt	2.1%	2.0%

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

Environmental Matters

See the discussion of environmental matters included in the 2023 Annual Report on Form 10-K, as updated by Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

Rate Matters

In December 2023, the PSCW approved the 2024/2025 rate application for an increase of 1.54% for electric rates and a 2.44% increase for gas rates in 2024. The PSCW also approved a 4.17% increase for electric rates and a 1.32% increase to gas rates for 2025.

Details related to MGE's 2024/2025 rate proceeding are shown in the table below:

(Dollars in thousands)	Authorized Average Rate Base(a)	Authorized Average CWIP(b)	Authorized Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2024 Test Period)	$1,185,550	$10,727	9.7%	56.13%	1/1/2024
Gas (2024 Test Period)	$335,533	$7,160	9.7%	56.13%	1/1/2024
Electric (2025 Test Period)	$1,241,502	$7,106	9.7%	56.06%	1/1/2025
Gas (2025 Test Period)	$341,369	$7,146	9.7%	56.06%	1/1/2025

(a)
Average rate base amounts reflect MGE's allocated share of rate base and do not include construction work in progress (CWIP) or a cash working capital allowance and were calculated using a forecasted 13-month average for the test periods. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.
(b)
50% of the forecasted 13-month average CWIP for the test periods earns an AFUDC return. Projects eligible to earn 100% AFUDC are excluded from this balance and discussed further in the Management Discussion and Analysis of Financial Condition and Results of Operations - Significant Events section.
(c)
Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns, as actual returns will be affected by the volume of electricity or gas sold.

See Footnote 9 of Notes to Consolidated Financial Statements in this Report for further discussion of rate proceedings and an earnings sharing mechanism if MGE earns above the authorized return on common equity.

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

We derived approximately 5.7% and 5.9% of our net income during the three months ended March 31, 2024 and 2023, respectively, from our investment in ATC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the market risks disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

During the first quarter of 2024, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2024, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2024, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A Risk Factors.

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares purchased by plan participants may be either shares issued by MGE Energy or shares purchased on the open market, as determined from time to time by MGE Energy. Shares issued by MGE Energy are covered by an existing registration statement. Shares purchased in the open market are purchased at the direction of the plan participants by MGE Energy's transfer agent's securities broker-dealer for the accounts of those plan participants. Subject to the plan's restrictions, the timing and amount of open market purchases is determined by the plan participants and the broker-dealer. MGE Energy is not involved in the open market purchases. During 2024, shares purchased under the Stock Plan have been purchased in the open market.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of MGEE Energy or Madison Gas and Electric adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Ex. No.		Exhibit Description
31.1	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.

31.3	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company

32.1	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.

32.3	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company

101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104.1	*	Included in the cover page, formatted in Inline XBRL

*		Filed herewith.
**		Furnished herewith.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: May 8, 2024	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2024	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: May 8, 2024	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Chief Accounting Officer and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: May 8, 2024	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2024	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: May 8, 2024	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Chief Accounting Officer and Controller (Chief Accounting Officer)