Form 10-Q
period 2024-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2024-08-07
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2024

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2024
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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2023 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2023
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CSAPR	Cross-State Air Pollution Rule
Darien	Darien Solar Energy Center
Dth	Dekatherms, a quantity measure for natural gas
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP Rule	Federal Implementation Plan
FTR	Financial Transmission Rights
GHG	Greenhouse gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Project
IRS	Internal Revenue Service
Koshkonong	Koshkonkong Solar Energy Center
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen oxide
Paris	Paris Solar and Battery Park
The Petition	Petition for Judicial Review of Agency Action
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PM	Particulate Matter
PSCW	Public Service Commission of Wisconsin
ROE	Return on equity
SEC	Securities and Exchange Commission

SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Sunnyside	Sunnyside Solar and Battery Project
UFLPA	Uyghur Forced Labor Protection Act
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Revenues:
Electric revenues	$120,597	$121,707	$236,764	$238,998
Gas revenues	25,116	26,291	100,285	126,253
Total Operating Revenues	145,713	147,998	337,049	365,251

Operating Expenses:
Fuel for electric generation	11,237	13,599	23,941	27,406
Purchased power	8,850	5,845	18,292	21,231
Cost of gas sold	6,293	7,289	48,170	75,136
Other operations and maintenance	56,730	52,049	110,704	102,007
Depreciation and amortization	26,932	25,119	53,532	49,730
Other general taxes	5,936	5,707	11,930	11,317
Total Operating Expenses	115,978	109,608	266,569	286,827
Operating Income	29,735	38,390	70,480	78,424

Other income, net	3,856	4,937	7,737	10,292
Interest expense, net	(8,325)	(7,760)	(16,329)	(15,247)
Income before income taxes	25,266	35,567	61,888	73,469
Income tax provision	(1,472)	(6,886)	(4,280)	(13,710)
Net Income	$23,794	$28,681	$57,608	$59,759

Earnings Per Share of Common Stock
Basic	$0.66	$0.79	$1.59	$1.65
Diluted	$0.66	$0.79	$1.59	$1.65

Dividends per share of common stock	$0.428	$0.408	$0.855	$0.815

Weighted Average Shares Outstanding
Basic	36,176	36,163	36,173	36,163
Diluted	36,197	36,186	36,196	36,183

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net income	$57,608	$59,759
Items not affecting cash:
Depreciation and amortization	53,532	49,730
Deferred income taxes	(1,351)	12,713
Provision for doubtful receivables	4,400	882
Employee benefit plan cost (credit)	323	(1,227)
Equity earnings in investments	(5,526)	(5,240)
Other items	930	(885)
Changes in working capital items:
Decrease in current assets	22,086	34,098
Decrease in accounts payable	(9,646)	(20,508)
Increase (decrease) in other current liabilities	3,718	(2,105)
Dividends from investments	4,238	4,248
Cash contributions to pension and other postretirement plans	(3,634)	(3,540)
Other noncurrent items, net	3,756	(934)
Cash Provided by Operating Activities	130,434	126,991

Investing Activities:
Capital expenditures	(111,622)	(107,701)
Capital contributions to investments	(3,159)	(3,376)
Other	1,272	(682)
Cash Used for Investing Activities	(113,509)	(111,759)

Financing Activities:
Cash dividends paid on common stock	(30,930)	(29,473)
Repayments of long-term debt	(2,556)	(21,791)
Issuance of long-term debt	—	69,300
Proceeds from (repayments of) short-term debt	21,800	(28,500)
Other	(728)	(1,479)
Cash Used for Financing Activities	(12,414)	(11,943)

Change in cash, cash equivalents, and restricted cash	4,511	3,289
Cash, cash equivalents, and restricted cash at beginning of period	15,026	17,968
Cash, cash equivalents, and restricted cash at end of period	$19,537	$21,257

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$11,416	$6,446

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$16,270	$11,140
Accounts receivable, less reserves of $5,844 and $6,537, respectively	42,962	46,734
Other accounts receivable, less reserves of $1,874 and $1,561, respectively	16,297	15,618
Unbilled revenues	27,856	33,181
Materials and supplies, at average cost	35,454	33,385
Fuel for electric generation, at average cost	13,190	13,423
Stored natural gas, at average cost	21,960	25,840
Prepaid taxes	17,929	22,310
Regulatory assets - current	16,032	20,979
Other current assets	14,280	15,587
Total Current Assets	222,230	238,197
Regulatory assets	66,376	81,589
Pension benefit asset	99,021	93,896
Other deferred assets and other	20,910	20,741
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,073,061	2,018,121
Construction work in progress	128,232	110,091
Total Property, Plant, and Equipment	2,201,293	2,128,212
Investments	114,812	112,823
Total Assets	$2,724,642	$2,675,458

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,215	$5,146
Short-term debt	59,800	38,000
Accounts payable	49,834	65,451
Accrued interest and taxes	10,234	9,372
Accrued payroll related items	12,560	15,888
Regulatory liabilities - current	21,803	15,296
Other current liabilities	8,631	8,003
Total Current Liabilities	168,077	157,156
Other Credits:
Deferred income taxes	287,160	279,029
Investment tax credit - deferred	45,940	46,892
Regulatory liabilities	150,122	162,316
Accrued pension and other postretirement benefits	55,634	55,058
Asset retirement obligations	71,724	54,430
Other deferred liabilities and other	61,896	61,682
Total Other Credits	672,476	659,407
Capitalization:
Common shareholders' equity	1,167,628	1,140,073
Long-term debt	716,461	718,822
Total Capitalization	1,884,089	1,858,895
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,724,642	$2,675,458

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended June 30, 2023
Beginning Balance	36,163	$36,163	$396,011	$666,196	$—	$1,098,370
Net income				28,681		28,681
Common stock dividends declared ($0.408 per share)				(14,737)		(14,737)
Equity-based compensation plans and other			270			270
Ending Balance - June 30, 2023	36,163	$36,163	$396,281	$680,140	$—	$1,112,584

Three Months Ended June 30, 2024
Beginning Balance	36,176	$36,176	$397,093	$725,514	$—	$1,158,783
Net income				23,794		23,794
Common stock dividends declared ($0.428 per share)				(15,470)		(15,470)
Equity-based compensation plans and other			521			521
Ending Balance - June 30, 2024	36,176	$36,176	$397,614	$733,838	$—	$1,167,628

Six Months Ended June 30, 2023
Beginning Balance	36,163	$36,163	$395,657	$649,854	$—	$1,081,674
Net income				59,759		59,759
Common stock dividends declared ($0.815 per share)				(29,473)		(29,473)
Equity-based compensation plans and other			624			624
Ending Balance - June 30, 2023	36,163	$36,163	$396,281	$680,140	$—	$1,112,584

Six Months Ended June 30, 2024
Beginning Balance	36,163	$36,163	$396,750	$707,160	$—	$1,140,073
Net income				57,608		57,608
Common stock dividends declared ($0.855 per share)				(30,930)		(30,930)
Equity-based compensation plans and other	13	13	864			877
Ending Balance - June 30, 2024	36,176	$36,176	$397,614	$733,838	$—	$1,167,628

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Revenues:
Electric revenues	$120,597	$121,707	$236,764	$238,998
Gas revenues	25,116	26,291	100,285	126,253
Total Operating Revenues	145,713	147,998	337,049	365,251

Operating Expenses:
Fuel for electric generation	11,237	13,599	23,941	27,406
Purchased power	8,850	5,845	18,292	21,231
Cost of gas sold	6,293	7,289	48,170	75,136
Other operations and maintenance	56,601	51,835	110,161	101,404
Depreciation and amortization	26,932	25,119	53,532	49,730
Other general taxes	5,936	5,707	11,930	11,317
Total Operating Expenses	115,849	109,394	266,026	286,224
Operating Income	29,864	38,604	71,023	79,027

Other income, net	1,134	3,254	2,242	6,161
Interest expense, net	(8,433)	(7,815)	(16,509)	(15,335)
Income before income taxes	22,565	34,043	56,756	69,853
Income tax provision	(811)	(6,436)	(2,802)	(12,603)
Net Income	$21,754	$27,607	$53,954	$57,250
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,766)	(5,375)	(11,363)	(10,895)
Net Income Attributable to MGE	$15,988	$22,232	$42,591	$46,355

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net income	$53,954	$57,250
Items not affecting cash:
Depreciation and amortization	53,532	49,730
Deferred income taxes	(1,287)	11,955
Provision for doubtful receivables	4,400	882
Employee benefit plan cost (credit)	323	(1,227)
Other items	1,446	(1,344)
Changes in working capital items:
Decrease in current assets	22,098	33,520
Decrease in accounts payable	(9,642)	(20,560)
Increase (decrease) in other current liabilities	4,774	(188)
Cash contributions to pension and other postretirement plans	(3,634)	(3,540)
Other noncurrent items, net	2,465	(1,428)
Cash Provided by Operating Activities	128,429	125,050

Investing Activities:
Capital expenditures	(111,622)	(107,701)
Other	(894)	(805)
Cash Used for Investing Activities	(112,516)	(108,506)

Financing Activities:
Cash dividends paid to parent by MGE	(24,000)	(21,000)
Distributions to parent from noncontrolling interest	(10,000)	(10,250)
Repayments of long-term debt	(2,556)	(21,791)
Issuance of long-term debt	—	69,300
Proceeds from (repayments of) short-term debt	21,800	(28,500)
Other	(728)	(1,479)
Cash Used for Financing Activities	(15,484)	(13,720)

Change in cash, cash equivalents, and restricted cash	429	2,824
Cash, cash equivalents, and restricted cash at beginning of period	6,705	10,500
Cash, cash equivalents, and restricted cash at end of period	$7,134	$13,324

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$11,416	$6,446

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$3,867	$2,819
Accounts receivable, less reserves of $5,844 and $6,537, respectively	42,962	46,734
Other accounts receivable, less reserves of $1,874 and $1,561, respectively	16,294	15,616
Unbilled revenues	27,856	33,181
Materials and supplies, at average cost	35,454	33,385
Fuel for electric generation, at average cost	13,190	13,423
Stored natural gas, at average cost	21,960	25,840
Prepaid taxes	18,012	22,338
Regulatory assets - current	16,032	20,979
Other current assets	14,714	16,088
Total Current Assets	210,341	230,403
Regulatory assets	66,376	81,589
Pension benefit asset	99,021	93,896
Other deferred assets and other	20,584	20,780
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,073,089	2,018,149
Construction work in progress	128,232	110,091
Total Property, Plant, and Equipment	2,201,321	2,128,240
Investments	67	60
Total Assets	$2,597,710	$2,554,968

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,215	$5,146
Short-term debt	59,800	38,000
Accounts payable	49,821	65,434
Accrued interest and taxes	9,744	9,325
Accrued payroll related items	12,560	15,888
Regulatory liabilities - current	21,803	15,296
Other current liabilities	8,631	6,502
Total Current Liabilities	167,574	155,591
Other Credits:
Deferred income taxes	252,829	244,634
Investment tax credit - deferred	45,940	46,892
Regulatory liabilities	150,122	162,316
Accrued pension and other postretirement benefits	55,634	55,058
Asset retirement obligations	71,724	54,430
Other deferred liabilities and other	64,216	63,969
Total Other Credits	640,465	627,299
Capitalization:
Common shareholder's equity	922,316	903,725
Noncontrolling interest	150,894	149,531
Total Equity	1,073,210	1,053,256
Long-term debt	716,461	718,822
Total Capitalization	1,789,671	1,772,078
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,597,710	$2,554,968

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended June 30, 2023
Beginning balance	17,348	$17,348	$252,917	$595,581	$—	$147,683	$1,013,529
Net income				22,232		5,375	27,607
Cash dividends paid to parent by MGE				(8,500)			(8,500)
Distributions to parent from noncontrolling interest						(4,250)	(4,250)
Ending Balance - June 30, 2023	17,348	$17,348	$252,917	$609,313	$—	$148,808	$1,028,386

Three Months Ended June 30, 2024
Beginning balance	17,348	$17,348	$252,917	$646,063	$—	$151,128	$1,067,456
Net income				15,988		5,766	21,754
Cash dividends paid to parent by MGE				(10,000)			(10,000)
Distributions to parent from noncontrolling interest						(6,000)	(6,000)
Ending Balance - June 30, 2024	17,348	$17,348	$252,917	$652,051	$—	$150,894	$1,073,210

Six Months Ended June 30, 2023
Beginning balance	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386
Net income				46,355		10,895	57,250
Cash dividends paid to parent by MGE				(21,000)			(21,000)
Distributions to parent from noncontrolling interest						(10,250)	(10,250)
Ending Balance - June 30, 2023	17,348	$17,348	$252,917	$609,313	$—	$148,808	$1,028,386

Six Months Ended June 30, 2024
Beginning balance	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256
Net income				42,591		11,363	53,954
Cash dividends paid to parent by MGE				(24,000)			(24,000)
Distributions to parent from noncontrolling interest						(10,000)	(10,000)
Ending Balance - June 30, 2024	17,348	$17,348	$252,917	$652,051	$—	$150,894	$1,073,210

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

1.
Summary of Significant Accounting Policies – MGE Energy and MGE.

a.
Basis of Presentation.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities (VIE) under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 3 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2023 Annual Report on Form 10-K (the 2023 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of June 30, 2024, and during the three and six months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2023 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 59 through 107 of the 2023 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2024	2023	2024	2023
Cash and cash equivalents	$16,270	$11,140	$3,867	$2,819
Restricted cash	792	858	792	858
Receivable - margin account	2,475	3,028	2,475	3,028
Cash, cash equivalents, and restricted cash	$19,537	$15,026	$7,134	$6,705

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from Midcontinent Independent System Operator (MISO) to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of June 30, 2024, early retirement of Columbia was probable.

Our ownership share of Columbia assets was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the Public Service Commission of Wisconsin (PSCW) that include retirement dates of 2029 for both Units.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of June 30, 2024.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Equity earnings from investment in ATC	$2,748	$2,599	$5,470	$5,182
Dividends received from ATC	2,132	2,042	4,238	4,248
Capital contributions to ATC	1,070	1,601	1,785	1,958

In July 2024, MGE Transco made a $0.9 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Operating revenues	$218,222	$203,776	$430,150	$404,202
Operating expenses	(109,197)	(101,517)	(214,039)	(200,593)
Other income, net	356	565	543	956
Interest expense, net	(36,040)	(33,504)	(71,458)	(66,414)
Earnings before members' income taxes	$73,341	$69,320	$145,196	$138,151

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2024, MGE recorded $9.1 million and $18.2 million, respectively, for transmission service compared to $8.5 million and $16.9 million for comparable periods in 2023. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of June 30, 2024, and December 31, 2023, MGE had a receivable due from ATC of $2.1 million and $5.3 million, respectively. The receivable is primarily related to transmission interconnection activities at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended June 30,	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(2.4)	(0.7)	(2.6)	(0.7)
Credit for electricity from renewable energy	(11.7)	(5.2)	(12.9)	(5.6)
AFUDC equity, net	(0.7)	(0.4)	(0.7)	(0.4)
Amortization of utility excess deferred tax - tax reform(a)	(6.8)	(1.6)	(7.5)	(1.7)
Other, net, individually insignificant	0.2	0.1	0.1	0.1
Effective income tax rate	5.8%	19.4%	3.6%	18.9%

	MGE Energy		MGE
Six Months Ended June 30,	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(2.3)	(0.7)	(2.5)	(0.7)
Credit for electricity from renewable energy	(10.8)	(5.6)	(11.9)	(6.1)
AFUDC equity, net	(0.7)	(0.4)	(0.7)	(0.5)
Amortization of utility excess deferred tax - tax reform(a)	(6.4)	(1.7)	(7.0)	(1.8)
Other, net, individually insignificant	(0.1)	(0.1)	(0.2)	(0.1)
Effective income tax rate	6.9%	18.7%	4.9%	18.0%

(a)
Included are impacts of the Tax Cut and Jobs Act of 2017 for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For both the three months ended June 30, 2024 and 2023, MGE recognized $0.9 million. For both the six months ended June 30, 2024 and 2023, MGE recognized $1.8 million. For the three and six months ended June 30, 2024, MGE recognized $1.0 million and $2.1 million, respectively, of deferred taxes not restricted by IRS normalization rules, compared to a net collection from customers of $0.4 million and $0.7 million for the three and six months ended June 30, 2023.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Pension Benefits
Components of net periodic benefit cost:
Service cost	$780	$694	$1,539	$1,446
Interest cost	4,315	4,337	8,559	8,659
Expected return on assets	(7,148)	(6,302)	(14,299)	(12,624)
Amortization of:
Actuarial loss	313	492	429	880
Net periodic benefit (credit) cost	$(1,740)	$(779)	$(3,772)	$(1,639)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$217	$190	$428	$390
Interest cost	779	835	1,576	1,654
Expected return on assets	(693)	(646)	(1,384)	(1,297)
Amortization of:
Transition obligation	—	—	1	1
Prior service credit	(4)	—	(8)	—
Actuarial (gain) loss	(129)	(65)	(206)	(95)
Net periodic benefit (credit) cost	$170	$314	$407	$653

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and six months ended June 30, 2024, MGE recovered $1.2 million and $2.6 million, respectively, of pension and other postretirement costs previously deferred. During the three and six months ended June 30, 2023, MGE deferred $0.4 million and $0.8 million, respectively, of pension and other postretirement costs. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements - MGE Energy.

a.
Common Stock.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three and six months ended June 30, 2024 and 2023, MGE Energy issued no new shares of common stock under the Stock Plan.

b.
Dilutive Shares Calculation.

As of June 30, 2024, 22,937 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and six months ended June 30, 2024, MGE recorded $0.7 million and $1.9 million, respectively, in compensation expense related to share-based compensation awards compared to $0.7 million and $1.8 million for the comparable periods in 2023.

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

These initiatives, proposed rules, and court challenges include:

•
The United States Environmental Protection Agency's (EPA) promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants that focus on the reduction of metals and other pollutants in wastewater from new and existing power plants.

With the closure of the wet pond system in 2023 (as described in further detail in the CCR section below), Columbia complies with ELG requirements. With the installation of additional wastewater treatment equipment completed in 2023, the Elm Road Units comply with ELG requirements.

In May 2024, the EPA finalized the ELG rule that further regulates the wastewater discharges associated with coal-fired power plants. The rule focuses on wastewater discharges from flue gas desulfurization and bottom ash transport water. The rule includes a reduction in requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. The operator of the Elm Road Units believes that pollution prevention installed under previous versions of the rule and the planned fuel switching will qualify the Elm Road Units for the reduced requirements. MGE and the operator of the Elm Road Units currently are evaluating the final rule.

•
The EPA's cooling water intake rule requires cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens).

Blount received its most recent Wisconsin Pollutant Discharge Elimination System (WPDES) permit from the Wisconsin Department of Natural Resources (WDNR) in October 2023. Blount's latest WPDES permit assumes that the plant meets BTA standards for entrainment for the duration of this permit which expires in 2028. The WDNR included a requirement to conduct an impingement study in the latest permit which needs to be completed by the end of 2027. Once the WDNR determines the impingement requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements.

Intakes at Columbia are subject to this rule. The Columbia operator's most recent permit required that studies of intake structures be submitted to the WDNR by November 2023 to help determine BTA. Columbia's permit renewal application is due in 2024 and in November 2023 the Columbia operator timely submitted its renewal application to the WDNR. BTA improvements required by the renewal permit will be coordinated with the owners' plan to retire both units by June of 2026. MGE will continue to work with Columbia's operator to evaluate regulatory requirements in light of the planned retirement. MGE does not expect this rule to have a material effect on Columbia.

•
Greenhouse Gas (GHG) new source performance standards and emission guidelines established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units, including existing and proposed regulations governing existing, new, or modified fossil-fuel generating units.

In May 2024, the EPA published its final performance standards and emission guidelines under section 111(b) of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil-fuel fired boilers used to produce electricity. The final rule grants some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule establishes a process where states must submit plans to the EPA for establishing standards. States will have two years from the publication date of these rules to submit plans to the EPA for review and approval. The EPA has indicated that it is separately developing performance standards and emission guidelines for GHG emissions from existing natural gas-fired combustion turbines. Our preliminary evaluation of the final ruling shows that MGE meets the requirements for our gas-fired boilers at Blount. Furthermore, MGE will meet the requirements for our coal-fired units at Columbia through planned unit retirements and the Elm Road Units through its transition to natural gas. MGE will monitor for upcoming rulemaking planned for gas-fired combustion turbines.

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

•
The EPA's rule to regulate Fine Particulate Matter (PM2.5).

In March 2024, the EPA published a final rule to lower the average annual PM2.5 NAAQS from 12 ug/m3 to 9 ug/m3 effective May 2024. The new annual PM2.5 NAAQS could impact Milwaukee County, where our Elm Road units are located, if the county is determined to be in nonattainment. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which would likely include additional limitations for new and modified plants in the county. With the planned transition of the Elm Road Units to natural gas, there is a low probability for the need of additional emission limitations. However, we will not know the impact of this rule until PM data from 2023 and 2024 is evaluated and released, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

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

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS (FIP Rule). The FIP Rule impacts 23 states, including Wisconsin. For Wisconsin, the FIP Rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan to meet its obligations or accept the EPA's FIP Rule. Legal challenges to the FIP Rule are pending in the United States Court of Appeals for the District of Columbia. In June 2024, the Supreme Court of the United States granted a request to stay the FIP Rule pending judicial review by the US Court of Appeals for the District of Columbia on the merits of petitioner's challenges to implementation of the rule. Based on our current evaluation, if the FIP Rule were to go into effect, the 2026 additional emission reductions may impact the Elm Road Units and additional upgrades may be needed to comply, however, we will not know the final impact until final decisions are issued in the pending litigation.

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

In May 2024, the EPA published its final CCR Legacy Rule. The CCR Legacy Rule applies to previous closed disposal sites. In June 2024, MGE recorded $23.7 million asset retirement obligation for its estimated share of the legal liability associated with the effect of the CCR Legacy Rule for remediation and groundwater compliance monitoring. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential changes in cost estimate.

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

Several environmental groups filed petitions against the PSCW challenging the fixed customer charge set in MGE's 2022/2023 rate settlement, 2023 electric limited reopener, and 2024/2025 rate order. MGE has intervened in the petitions in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of June 30, 2024:

(In thousands)	2024	2025	2026	2027	2028	Thereafter
Natural gas(a)	$22,421	$40,762	$15,492	$2,546	$2,546	$11,224

(a)
MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are approved by FERC but may be subject to change. MGE's natural gas supply commitments include market-based pricing.

9.
Rate Matters - MGE Energy and MGE.
a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2022/2023 settlement
Gas	0.96%	9.8%	55.6%	1/1/2023
Approved limited 2023 reopener(a)
Electric	9.01%	9.8%	55.6%	1/1/2023
Approved 2024/2025 rate proceeding(b)(c)
Electric	1.54%	9.7%	56.1%	1/1/2024
Gas	2.44%	9.7%	56.1%	1/1/2024
Electric(d)	4.17%	9.7%	56.1%	1/1/2025
Gas	1.32%	9.7%	56.1%	1/1/2025

(a)
The electric rate increase was driven by generation assets including our investments in Badger Hollow II (solar), Paris (solar and battery), Red Barn Wind Farm (wind), and West Riverside (natural gas). In addition, the reopener request included an increase in fuel costs and the recovery of deferred 2021 fuel costs. The reopener also revised the depreciation schedule for Columbia Unit 2 and shared equipment to 2029 to align with the depreciation schedule for Unit 1.
(b)
The electric increase was driven by an increase in rate base including our investments made in West Riverside, local solar, and continued investment in grid modernization, as well as higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE filed an updated 2025 fuel forecast with the PSCW in 2024, which will impact rates in 2025, based on any variance between the forecast submitted as part of the rates and updated forecast. In addition, the PSCW authorized MGE to defer a recovery of and a return on costs associated for any change in the in service date for Paris and Darien and force majeure costs for Badger Hollow II, Paris, and Darien that were not reflected in this rate filing. The PSCW also approved deferral of any differential in PTC tax credits reflected in rates and actual credits produced. These deferrals will be reflected in MGE's next rate case filing. The gas rate increases were also driven by our investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). This increase in gas costs is offset by a tax benefit related to excess deferred taxes. Included in the gas residential rate is a reduction in the customer fixed charge.
(c)
In accordance with the 2024/2025 rate order from the PSCW, MGE will have an earnings sharing mechanism, under which, if MGE earns above the authorized Return on Equity (ROE) in the rate order: (i) the utility will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be deferred and returned to ratepayers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to ratepayers. The earnings calculation excludes fuel rules adjustments. See "Fuel Rules" below.
(d)
MGE filed a 2025 Fuel Cost Plan with the PSCW in June 2024. The plan would lower the 2025 increase in electric rates to 2.47% to reflect lower expected fuel costs. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2024.

Sierra Club and Vote Solar have filed petitions with the Dane County Circuit Court seeking review of the PSCW decisions approving MGE's electric and gas 2022/2023 rate settlement, 2023 electric limited reopener, and 2024/2025 rate order. The PSCW is named as the responding party; MGE is not named as a party. The Petitions challenge the amount of customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlement, limited reopener, and 2024/2025 rate order have not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement, limited reopener, and the 2024/2025 rate order. MGE has intervened in the proceedings to further defend the PSCW's decision. The Dane County Circuit Court affirmed the PSCW's decision to approve the 2022/2023 rate settlement, and Sierra Club and Vote Solar appealed that decision to the Wisconsin Court of Appeals. On August 6, 2024, the Wisconsin Court of Appeals denied Sierra Club and Vote Solar's appeal and affirmed the PSCW's approval of the 2022/2023 rate settlement. It is not yet known whether Sierra Club and Vote Solar will pursue an appeal to the Wisconsin Supreme Court. The petitions challenging the 2023 electric limited reopener and the 2024/2025 rate order remain stayed pending further proceedings.

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

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2021	$3.3(a)	January 2023 through December 2023
2022	$8.8(a)	October 2023 through September 2024
2023	($7.2)(a)	October 2024 through December 2024

(a)
There was no change to the refund or recovery in the fuel rules proceedings from the amount MGE deferred.

10.
Derivative and Hedging Instruments - MGE Energy and MGE.
a.
Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, the derivatives are recognized in the consolidated balance sheets at fair value. MGE's financial commodity derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability depending on whether the derivative is in a net loss or net gain position, respectively. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are refundable or recoverable in gas rates through the Purchased Gas Adjustment (PGA) or in electric rates as a component of the fuel rules mechanism.

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2024		December 31, 2023
Commodity derivative contracts	300,240	MWh	392,000	MWh
Commodity derivative contracts	6,090,000	Dth	7,180,000	Dth
FTRs	4,606	MW	1,824	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of June 30, 2024, and December 31, 2023, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.9 million and $5.2 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2024
Commodity derivative contracts(a)	$825	$2,524	Other current liabilities
Commodity derivative contracts(a)	24	304	Other deferred liabilities and other
FTRs	33	—	Other current assets

December 31, 2023
Commodity derivative contracts(a)	$263	$4,942	Other current liabilities
Commodity derivative contracts(a)	156	882	Other deferred liabilities and other
FTRs	179	—	Other current assets

(a)
As of June 30, 2024, and December 31, 2023, collateral of $2.0 million and $5.4 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2024
Assets
Commodity derivative contracts	$849	$(849)	$—	$—
FTRs	33	—	—	33
Liabilities
Commodity derivative contracts	2,828	(849)	(1,979)	—

December 31, 2023
Assets
Commodity derivative contracts	$419	$(419)	$—	$—
FTRs	179	—	—	179
Liabilities
Commodity derivative contracts	5,824	(419)	(5,405)	—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2024		2023
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended June 30:
Balance as of April 1,	$3,009	$275	$7,813	$455
Unrealized loss	758	—	92	—
Realized (loss) gain reclassified to a deferred account	(537)	537	(1,988)	1,988
Realized loss reclassified to income statement	(1,284)	(285)	(900)	(1,369)
Balance as of June 30,	$1,946	$527	$5,017	$1,074

Six Months Ended June 30:
Balance as of January 1,	$5,226	$1,569	$5,094	$2,747
Unrealized loss	2,898	—	14,395	—
Realized (loss) gain reclassified to a deferred account	(2,694)	2,694	(8,905)	8,905
Realized loss reclassified to income statement	(3,484)	(3,736)	(5,567)	(10,578)
Balance as of June 30,	$1,946	$527	$5,017	$1,074

	Realized Losses (Gains)
	2024		2023
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$1,328	$—	$2,942	$—
FTRs	241	—	(673)	—

Six Months Ended June 30:
Commodity derivative contracts	$3,754	$3,265	$10,387	$6,451
FTRs	201	—	(693)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2024, and December 31, 2023, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2024, no counterparties had defaulted.

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

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$725,990	$658,486	$728,546	$675,922

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.3 million and $4.6 million as of June 30, 2024, and December 31, 2023, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of June 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$882	$783	$—	$99
Exchange-traded investments	67	67	—	—
Total Assets	$949	$850	$—	$99
Liabilities:
Derivatives, net(b)	$2,828	$1,297	$—	$1,531
Deferred compensation	5,959	—	5,959	—
Total Liabilities	$8,787	$1,297	$5,959	$1,531

MGE
Assets:
Derivatives, net(b)	$882	$783	$—	$99
Exchange-traded investments	67	67	—	—
Total Assets	$949	$850	$—	$99
Liabilities:
Derivatives, net(b)	$2,828	$1,297	$—	$1,531
Deferred compensation	5,959	—	5,959	—
Total Liabilities	$8,787	$1,297	$5,959	$1,531

	Fair Value as of December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	2,034	2,034	—	—
Total Assets	$2,632	$2,386	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

MGE
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	60	60	—	—
Total Assets	$658	$412	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

(b)
As of June 30, 2024, and December 31, 2023, collateral of $2.0 million and $5.4 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$(1,726)	$(3,740)	$(2,604)	$(866)
Realized and unrealized gains (losses):
Included in regulatory assets	294	848	1,172	(2,026)
Included in earnings	(1,330)	(903)	(3,855)	(5,574)
Settlements	1,330	903	3,855	5,574
Balance as of June 30,	$(1,432)	$(2,892)	$(1,432)	$(2,892)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Purchased power expense	$(1,330)	$(903)	$(3,855)	$(5,574)

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of June 30, 2024(a)	Estimated Date of Commercial Operation
Paris(b)	10%	Solar/Battery	20 MW/11 MW	$61 million(d)	$40.2 million	2024 Solar 2025 Battery
Darien(c)	10%	Solar	25 MW	$48 million(d)(e)	$37.6 million	2024
Koshkonong(f)	10%	Solar	30 MW	$65 million(d)(e)	$0.1 million	2026
West Riverside	3.5%	Natural Gas	25 MW	$25 million	$25.2 million	(g)

(a)
Excluding AFUDC.
(b)
Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin.
(c)
Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin.
(d)
Estimated costs are expected to exceed PSCW previously approved Certificate of Authority (CA) levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(e)
As part of its order, the PSCW approved battery capacity with this project, which is no longer included in the current estimate. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.
(f)
Koshkonong Solar Energy Center is located in the Towns of Christiana and Deerfield in Dane County, Wisconsin.
(g)
In June 2024, MGE purchased an additional ownership interest in West Riverside, a natural gas-fired facility located in Beloit, WI, from WPL, operator and co-owner of the plant. West Riverside was placed in-service in 2020. MGE's interest in West Riverside increased to 6.9%.

MGE received specific approval to recover 100% AFUDC on Paris, Darien, and Koshkonong. During the three and six months ended June 30, 2024, MGE recognized $1.5 million and $2.7 million, respectively, after tax, in AFUDC for these projects compared to $0.6 million and $1.0 million for the comparable periods in 2023.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2024	2023	2024	2023
Residential	$40,321	$40,324	$81,462	$81,544
Commercial	64,161	63,428	124,024	122,965
Industrial	3,445	3,577	6,855	6,863
Other-retail/municipal	10,403	10,243	20,093	19,862
Total retail	118,330	117,572	232,434	231,234
Sales to the market	1,519	3,554	2,595	6,312
Other	534	366	1,479	1,190
Total electric revenues	120,383	121,492	236,508	238,736

Gas revenues
Residential	15,589	16,688	58,987	72,412
Commercial/Industrial	7,876	8,207	37,400	49,710
Total retail	23,465	24,895	96,387	122,122
Gas transportation	1,505	1,235	3,585	3,767
Other	146	161	313	364
Total gas revenues	25,116	26,291	100,285	126,253

Non-regulated energy revenues	214	215	256	262
Total Operating Revenue	$145,713	$147,998	$337,049	$365,251

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2023 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2024
Operating revenues	$120,383	$25,116	$214	$—	$—	$—	$145,713
Interdepartmental revenues	(55)	2,172	10,946	—	—	(13,063)	—
Total operating revenues	120,328	27,288	11,160	—	—	(13,063)	145,713
Equity in earnings of investments	—	—	—	2,780	—	—	2,780
Net income	15,661	50	6,043	2,022	18	—	23,794

Three Months Ended June 30, 2023
Operating revenues	$121,492	$26,291	$215	$—	$—	$—	$147,998
Interdepartmental revenues	193	2,770	10,195	—	—	(13,158)	—
Total operating revenues	121,685	29,061	10,410	—	—	(13,158)	147,998
Equity in earnings of investments	—	—	—	2,629	—	—	2,629
Net income (loss)	21,556	581	5,470	1,914	(840)	—	28,681

Six Months Ended June 30, 2024
Operating revenues	$236,508	$100,285	$256	$—	$—	$—	$337,049
Interdepartmental revenues	(109)	7,383	21,773	—	—	(29,047)	—
Total operating revenues	236,399	107,668	22,029	—	—	(29,047)	337,049
Equity in earnings of investments	—	—	—	5,526	—	—	5,526
Net income (loss)	31,424	10,664	11,866	4,018	(364)	—	57,608

Six Months Ended June 30, 2023
Operating revenues	$238,736	$126,253	$262	$—	$—	$—	$365,251
Interdepartmental revenues	141	9,431	20,745	—	—	(30,317)	—
Total operating revenues	238,877	135,684	21,007	—	—	(30,317)	365,251
Equity in earnings of investments	—	—	—	5,240	—	—	5,240
Net income (loss)	34,870	11,340	11,040	3,813	(1,304)	—	59,759

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2024
Operating revenues	$120,383	$25,116	$214	$—	$145,713
Interdepartmental revenues	(55)	2,172	10,946	(13,063)	—
Total operating revenues	120,328	27,288	11,160	(13,063)	145,713
Net income attributable to MGE	15,661	50	6,043	(5,766)	15,988

Three Months Ended June 30, 2023
Operating revenues	$121,492	$26,291	$215	$—	$147,998
Interdepartmental revenues	193	2,770	10,195	(13,158)	—
Total operating revenues	121,685	29,061	10,410	(13,158)	147,998
Net income attributable to MGE	21,556	581	5,470	(5,375)	22,232

Six Months Ended June 30, 2024
Operating revenues	$236,508	$100,285	$256	$—	$337,049
Interdepartmental revenues	(109)	7,383	21,773	(29,047)	—
Total operating revenues	236,399	107,668	22,029	(29,047)	337,049
Net income attributable to MGE	31,424	10,664	11,866	(11,363)	42,591

Six Months Ended June 30, 2023
Operating revenues	$238,736	$126,253	$262	$—	$365,251
Interdepartmental revenues	141	9,431	20,745	(30,317)	—
Total operating revenues	238,877	135,684	21,007	(30,317)	365,251
Net income attributable to MGE	34,870	11,340	11,040	(10,895)	46,355

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

The ownership/leasing structure for our nonregulated energy operations was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin and a partial ownership of a cogeneration project on the University of Wisconsin-Madison campus. A third party operates the units in Oak Creek, and MGE operates the cogeneration project. Due to the nature of MGE's participation in these facilities, the results of MGE Energy's nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in "Item 1A. Risk Factors" in our 2023 Annual Report on Form 10-K.

During the three months ended June 30, 2024, MGE Energy's earnings were $23.8 million or $0.66 per share compared to $28.7 million or $0.79 per share during the same period in the prior year. MGE's earnings during the three months ended June 30, 2024, were $16.0 million compared to $22.2 million during the same period in the prior year.

During the six months ended June 30, 2024, MGE Energy's earnings were $57.6 million or $1.59 per share compared to $59.8 million or $1.65 per share during the same period in the prior year. MGE's earnings during the six months ended June 30, 2024, were $42.6 million compared to $46.4 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2024	2023	2024	2023
Electric Utility	$15.6	$21.6	$31.4	$34.9
Gas Utility	0.1	0.6	10.7	11.4
Nonregulated Energy	6.1	5.4	11.9	11.0
Transmission Investments	2.0	1.9	4.0	3.8
All Other	—	(0.8)	(0.4)	(1.3)
Net Income	$23.8	$28.7	$57.6	$59.8

Our net income during the three and six months ended June 30, 2024, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

Unfavorable weather during 2024 has contributed to lowered electric earnings. Electric residential sales decreased approximately 4% during both the three and six months ended June 30, 2024, compared to the same periods in the prior year. Also contributing to lowered electric earnings is increased fuel costs during 2024 compared to the 2024 fuel cost plan approved by the PSCW. An increase in electric investments contributed to earnings for the three and six months ended June 30, 2024.

Gas Utility

Lower gas retail sales resulting from warmer than normal weather in the first quarter of 2024 contributed to lower gas earnings for the six months ended June 30, 2024. Gas retail sales decreased approximately 8%. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by approximately 9% in the first six months of 2024 compared to the same period in the prior year.

Significant Events

The following events affected the first six months of 2024:

2024/2025 Rate Proceeding: In December 2023, the PSCW approved a 1.54% increase to electric rates and 2.44% increase to gas rates for 2024. The PSCW also approved a 4.17% increase to electric rates and 1.32% increase to gas rates in 2025. MGE filed a 2025 Fuel Cost Plan with the PSCW in June 2024. The plan would lower the 2025 increase in electric rates to 2.47%, reflecting lower expected fuel costs. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2024. See "Other Matters" below for additional information on the 2024/2025 rate proceeding.

In accordance with the 2024/2025 rate order from the PSCW, MGE will have an earnings sharing mechanism, under which, if MGE earns above the 9.7% ROE authorized in the rate order: (i) the utility will retain 100% of earnings for the first 15 basis points above the authorized ROE; (ii) 50% of the next 60 basis points will be required to be deferred and returned to customers; and (iii) 100% of any remaining excess earnings will be required to be refunded to customers. The earnings calculation excludes fuel rules adjustments.

Large Scale Utility Projects: Large scale generation projects under construction, are shown in the following table. Incurred costs are reflected in "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of June 30, 2024(a)	Estimated Date of Commercial Operation
Paris	10%	Solar/Battery	20 MW/11 MW	$61 million(c)	$40.2 million(b)	2024 Solar 2025 Battery
Darien	10%	Solar	25 MW	$48 million(c)(d)	$37.6 million(b)	2024
High Noon(e)	10%	Solar	30 MW	$65 million	$1.0 million	2026
Koshkonong	10%	Solar	30 MW	$65 million(c)(d)	$0.1 million	2026
Sunnyside(f)	100%	Solar/Battery	20MW/40MW	$112 million	$0.9 million	2026 Solar 2027 Battery

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $3.3 million and $1.4 million of AFUDC equity through June 30, 2024, on Paris and Darien, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
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

In the near term, several items may affect us, including:

2023 Annual Fuel Proceeding: MGE had fuel savings in 2023. As of December 31, 2023, MGE had deferred $7.2 million of 2023 fuel savings. The PSCW has completed the annual review of 2023 fuel costs and approved for MGE to return these savings over a 3-month period from October 2024 through December 2024. There was no change to the costs to be refunded in the fuel rule proceedings from the amount MGE deferred in the previous year.

ATC ROE: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before Federal Energy Regulatory Commission (FERC). A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.7% and 6.2% of our net income during the six months ended June 30, 2024 and 2023, respectively, from our investment in ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Legislation and rulemaking addressing climate change and related matters could significantly affect the costs of owning and operating fossil-fueled generating plants. We would expect to seek and receive recovery of any such costs in rates. However, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of any legislation or rules, the timing and effects of any judicial review, and the scope and time of the recovery of costs in rates, which may occur after those costs have been incurred and paid.

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

•
Growing renewable generation. MGE is seeking to acquire a joint interest in several renewable generation projects. The forecasted capital expenditures include announced projects such as Paris (Solar and Battery; 20 MW/11 MW), Darien (Solar; 25 MW), Koshkonong (Solar; 30 MW), High Noon (Solar; 30 MW), Sunnyside (Solar and Battery; 20 MW/40 MW), and other projects expected to be announced in the future. See the

2024-2028 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

•
Natural gas as a fuel source. West Riverside: In June 2024, MGE purchased an additional 25 MW of capacity of West Riverside for approximately $25 million. After purchase, MGE owns 50 MW of capacity of West Riverside. West Riverside is a natural gas-fired generating plant.

Environmental Initiatives – Natural gas distribution: Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system cost-effectively. For customers who want to reduce their footprint further, MGE introduced a renewable natural gas program which was made effective starting May 2024 after approval by the PSCW. MGE purchases renewable thermal credits on behalf of customers who voluntarily elect in the program to offset the emissions associated with the customer's monthly natural gas usage.

Solar Procurement Disruptions: MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce new solar tariffs. These disruptions have a potential to impact current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed, and expect to continue to file, notifications with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings. See "Other Matters" below for additional information on the solar procurement disruptions.

Financing and Equity Issuance Plans: As of June 30, 2024, MGE has $330 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures. MGE expects to use a portion of the remaining authority during the second half of 2024 to finance authorized utility capital expenditures. In the second half of 2024, MGE Energy expects to begin issuing new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Three Months Ended June 30, 2024 and 2023

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands, except CDD)	2024	2023	% Change	2024	2023	% Change
Residential	$40,321	$40,324	—%	193,886	201,892	(4.0)%
Commercial	64,161	63,428	1.2%	440,151	438,953	0.3%
Industrial	3,445	3,577	(3.7)%	36,822	38,354	(4.0)%
Other-retail/municipal	10,403	10,243	1.6%	97,648	92,796	5.2%
Total retail	118,330	117,572	0.6%	768,507	771,995	(0.5)%
Sales to the market	1,519	3,554	(57.3)%	36,706	50,207	(26.9)%
Other	534	366	45.9%	—	—	—%
Total	$120,383	$121,492	(0.9)%	805,213	822,202	(2.1)%

Cooling degree days (normal 197)				207	205	1.0%

Electric revenue decreased $1.1 million during the three months ended June 30, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$(2.0)
Decrease in residential volume	(1.3)
Rate changes	1.2
Customer fixed and demand charges	0.7
Other	0.3
Total	$(1.1)

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended June 30, 2024, market volumes decreased compared to the same period in the prior year, reflecting a decrease in sales. Additionally, a decrease in the cost of capacity sold further contributed to the decrease in sales. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Volume. During the three months ended June 30, 2024, residential sales decreased by approximately 4% compared to the same period in the prior year. This decrease was driven by weather conditions during the heating months. This change was a result of a warmer April 2023 compared to 2024 which impacted residential sales.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail electric customers by approximately 1.54%. Rates charged to retail customers during the three months ended June 30, 2024, were $1.2 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

Electric fuel and purchased power

	Three Months Ended June 30,
(In millions)	2024	2023	$ Change
Fuel for electric generation	$11.2	$13.6	$(2.4)
Purchased power	8.9	5.8	3.1

The $2.4 million decrease in fuel for electric generation was due to an approximately 16% decrease in the average cost primarily driven by lower market prices. Internal generation decreased approximately 2%.

Excluding deferred fuel costs, purchased power increased $1.8 million. The increase in purchased power was due to an approximately 42% increase in average cost. The increase was partially offset by an approximately 5% decrease in market purchases as a result of lower customer sales. Deferred fuel cost recovered during the three months ended June 30, 2024, was $2.1 million compared to $0.8 million in the same period of the prior year.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended June 30,			Three Months Ended June 30,
rate per therm of retail customer)	2024	2023	% Change	2024	2023	% Change
Residential	$15,589	$16,688	(6.6)%	11,822	13,593	(13.0)%
Commercial/Industrial	7,876	8,207	(4.0)%	13,824	14,794	(6.6)%
Total retail	23,465	24,895	(5.7)%	25,646	28,387	(9.7)%
Gas transportation	1,505	1,235	21.9%	15,367	16,032	(4.1)%
Other	146	161	(9.3)%	—	—	—%
Total	$25,116	$26,291	(4.5)%	41,013	44,419	(7.7)%
Heating degree days (normal 803)				599	739	(18.9)%
Average rate per therm of retail customer	$0.915	$0.877	4.3%

Gas revenue decreased $1.2 million during the three months ended June 30, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Other	$(0.8)
Rate changes	(0.4)
Decrease in volume	(0.1)
Revenue subject to refund, net	0.1
Total	$(1.2)

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail gas customers by approximately 2.44%.

MGE recovers the cost of natural gas in its gas segment through the PGA. Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the three months ended June 30, 2024.

The average retail rate per therm for the three months ended June 30, 2024, increased approximately 4% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

Cost of gas sold

Cost of gas sold decreased $1.0 million during the three months ended June 30, 2024, compared to the same period in the prior year. Therms delivered decreased approximately 9% and average cost per therm decreased approximately 5%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the three months ended June 30, 2024, operations and maintenance expenses increased $4.7 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$2.3
Increased transmission costs	1.6
Increased electric distribution expenses	1.6
Increased electric production expenses	0.9
Decreased administrative and general costs	(1.4)
Decreased other expenses	(0.3)
Total	$4.7

•
Increased customer accounts costs are primarily related to collection of deferred bad debt expense from prior years. MGE has received approval to recover deferred bad debt expense from 2020 through 2023 over a two-year period beginning in 2024. Bad debt expense is generally offset by electric revenue and does not have a significant impact on net income.

•
Increased transmission costs are primarily a result of an increase in transmission rate and collection of deferred costs from prior years. Transmission costs represent ATC and MISO network transmission expenses authorized to collect in rates. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual costs included in rates and to be recovered or refunded in a future rate proceeding. Transmission cost is generally offset by electric revenue and does not have a significant impact on net income.

•
Electric distribution expenses were higher in 2024 primarily related to the May 2024 storm response costs.

•
Decreased administrative and general costs are primarily related to a decrease in pension and other postretirement service costs. These costs are generally offset by electric revenue and do not have a significant impact on net income.

Consolidated depreciation expense

Electric depreciation expense increased $1.5 million and gas depreciation expense increased $0.3 million during the three months ended June 30, 2024, compared to the same period in the prior year. Badger Hollow II was placed in service in December 2023. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income decreased $0.6 million and gas other income decreased $1.6 million during the three months ended June 30, 2024, compared to the same period in the prior year, primarily related to pension and other postretirement excluding service costs.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended June 30, 2024 and 2023, net income at the nonregulated energy operations segment was $6.0 million and $5.5 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended June 30, 2024 and 2023, other income at the transmission investment segment primarily reflects ATC's operations and was $2.8 million and $2.6 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC.

All Other Operations - MGE Energy

Other income

The increase of $0.9 million in other income from all other operations during the three months ended June 30, 2024, primarily results from decreased investment distribution losses from our venture capital funds compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity, and other priorities for utility companies such as greater sustainability.

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

	Three Months Ended
	June 30,
(In millions)	2024	2023
MGE Power Elm Road	$3.9	$3.6
MGE Power West Campus	1.9	1.8

Results of Operations

Six Months Ended June 30, 2024 and 2023

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands, except CDD)	2024	2023	% Change	2024	2023	% Change
Residential	$81,462	$81,544	(0.1)%	393,578	408,082	(3.6)%
Commercial	124,024	122,965	0.9%	860,943	860,125	0.1%
Industrial	6,855	6,863	(0.1)%	74,270	74,606	(0.5)%
Other-retail/municipal	20,093	19,862	1.2%	180,495	172,475	4.6%
Total retail	232,434	231,234	0.5%	1,509,286	1,515,288	(0.4)%
Sales to the market	2,595	6,312	(58.9)%	61,687	53,823	14.6%
Other revenues	1,479	1,190	24.3%	—	—	—%
Total	$236,508	$238,736	(0.9)%	1,570,973	1,569,111	0.1%

Cooling degree days (normal 197)				207	205	1.0%

Electric revenue decreased $2.2 million during the six months ended June 30, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$(3.7)
Decrease in residential volume	(2.4)
Revenue subject to refund, net	(1.3)
Rate changes	3.2
Customer fixed and demand charges	1.7
Other	0.3
Total	$(2.2)

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the six months ended June 30, 2024, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. However, the cost of capacity sold decreased offsetting the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Volume. During the six months ended June 30, 2024, residential sales decreased by approximately 4% compared to the same period in the prior year. This decrease was driven by weather conditions during the heating months. This change was a result of a warmer April 2023 compared to 2024 which impacted residential sales.

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

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail electric customers by approximately 1.54%. Rates charged to retail customers during the six months ended June 30, 2024, were $3.2 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Customer fixed and demand charges. During the six months ended June 30, 2024, fixed and demand charges increased $1.7 million primarily attributable to the increase in demand charges for commercial customers.

Electric fuel and purchased power

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change
Fuel for electric generation	$23.9	$27.4	$(3.5)
Purchased power	18.3	21.2	(2.9)

The $3.5 million decrease in fuel for electric generation was due to an approximately 21% decrease in the average cost partially offset by an approximately 11% increase in internal generation. Renewable generation increased approximately 29% driven by new generation sources including Badger Hollow II. Columbia generation was higher during the six months ended June 30, 2024, compared to the same period in the prior year as a result of market prices.

Excluding deferred fuel costs, purchased power decreased $5.4 million. The decrease in purchased power was due to an approximately 30% decrease in market purchases as a result of lower customer sales and increased internal generation. This decrease was partially offset by an approximately 3% increase in average cost. Deferred fuel cost recovered during the six months ended June 30, 2024, was $4.1 million compared to $1.6 million in the same period of the prior year.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Six Months Ended June 30,			Six Months Ended June 30,
rate per therm of retail customer)	2024	2023	% Change	2024	2023	% Change
Residential	$58,987	$72,412	(18.5)%	55,629	60,746	(8.4)%
Commercial/Industrial	37,400	49,710	(24.8)%	53,048	57,249	(7.3)%
Total retail	96,387	122,122	(21.1)%	108,677	117,995	(7.9)%
Gas transportation	3,585	3,767	(4.8)%	36,256	38,305	(5.3)%
Other revenues	313	364	(14.0)%	—	—	—%
Total	$100,285	$126,253	(20.6)%	144,933	156,300	(7.3)%
Heating degree days (normal 4,364)				3,580	3,929	(8.9)%
Average rate per therm of retail customer	$0.887	$1.035	(14.3)%

Gas revenue decreased $26.0 million during the six months ended June 30, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$(15.5)
Decrease in volume	(9.0)
Other	(1.5)
Total	$(26.0)

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail gas customers by approximately 2.44%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the six months ended June 30, 2024.

The average retail rate per therm excluding customer fixed charges for the six months ended June 30, 2024, decreased approximately 14% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

•
Volume. For the six months ended June 30, 2024, retail gas deliveries decreased approximately 8% compared to the same period in the prior year primarily attributable to unfavorable weather conditions in the first half of 2024.

•
Other. For the six months ended June 30, 2024, other gas revenues decreased primarily related to lower residential customer fixed charges. The PSCW approved a reduction in the customer fixed charge component of the residential gas rate in the 2024 rate proceeding.

Cost of gas sold

Cost of gas sold decreased $27.0 million during the six months ended June 30, 2024, compared to the same period in the prior year. Therms delivered decreased approximately 7% and cost per therm decreased approximately 31%.

MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the six months ended June 30, 2024, operations and maintenance expenses increased $8.8 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$4.6
Increased transmission costs	2.9
Increased electric production expenses	1.5
Increased electric distribution expenses	1.4
Decreased administrative and general costs	(1.5)
Decreased other expenses	(0.1)
Total	$8.8

•
Increased customer accounts costs are primarily related to collection of deferred bad debt expense from prior years. MGE has received approval to recover deferred bad debt expense from 2020 through 2023 over a two-year period beginning in 2024. Bad debt expense is generally offset by electric revenue and does not have a significant impact on net income.

•
Increased transmission costs are primarily a result of an increase in transmission rate and collection of deferred costs from prior years. Transmission costs represent ATC and MISO network transmission expenses authorized to collect in rates. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual costs included in rates and to be recovered or refunded in a future rate proceeding. Transmission cost is generally offset by electric revenue and does not have a significant impact on net income.

•
Increased electric production expenses are primarily related to operating and maintenance costs for renewable generating facilities. MGE continues to add new renewable generation sites including the second phase of Badger Hollow which went online in December 2023.

•
Increased distribution expenses were higher in 2024 primarily related to the May 2024 storm response costs.

•
Decreased administrative and general costs are primarily related to a decrease in pension and other postretirement service costs. These costs are generally offset by electric revenue and do not have a significant impact on net income.

Consolidated depreciation expense

Electric depreciation expense increased $3.2 million and gas depreciation expense increased $0.6 million during the six months ended June 30, 2024, compared to the same period in the prior year. MGE purchased West Riverside in March 2023 and Badger Hollow II was placed in service in December 2023. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income decreased $1.3 million and gas other income decreased $2.6 million during the six months ended June 30, 2024, compared to the same period in the prior year, primarily related to pension and other postretirement excluding service costs.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the six months ended June 30, 2024 and 2023, net income at the nonregulated energy operations segment was $11.9 million and $11.0 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the six months ended June 30, 2024 and 2023, other income at the transmission investment segment primarily reflects ATC's operations and was $5.5 million and $5.2 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC.

All Other Operations - MGE Energy

Other income

The increase of $1.1 million in other income from all other operations during the six months ended June 30, 2024, primarily results from decreased investment distribution losses from our venture capital funds compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity, and other priorities for utility companies such as greater sustainability.

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

	Six Months Ended
	June 30,
(In millions)	2024	2023
MGE Power Elm Road	$7.7	$7.3
MGE Power West Campus	3.6	3.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2024, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of June 30, 2024, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to begin issuing new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan starting in the second half of 2024. MGE Energy also expects to generate funds from operations and both long-term and short-term debt financing. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2023 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2024 and 2023:

	MGE Energy		MGE
(In thousands)	2024	2023	2024	2023
Cash provided by (used for):
Operating activities	$130,434	$126,991	$128,429	$125,050
Investing activities	(113,509)	(111,759)	(112,516)	(108,506)
Financing activities	(12,414)	(11,943)	(15,484)	(13,720)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the six months ended June 30, 2024, compared to the same period in 2023, were as follows:

(In millions)	MGE Energy	MGE
Lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers, primarily driven by a decrease in the price of natural gas	$48.3	$48.3
Higher payments for other operation and maintenance expenses	(0.3)	(1.4)
Lower overall collections from customers, driven by lower purchased gas costs adjusted through the PGA customer rate	(43.6)	(43.6)
Higher payments for interest, driven by MGE's issuance of long-term debt during the second half of 2023	(2.9)	(2.9)
Lower payments for federal and state taxes	2.0	3.3
Other operating activities	(0.1)	(0.3)
Increase in cash provided by operating activities	$3.4	$3.4

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $1.8 million during the six months ended June 30, 2024, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2024, were $111.6 million. This amount represents an increase of $3.9 million from the expenditures made in the same period in the prior year. This increase primarily reflects an increase in gas utility expenditures.

Proceeds from the sale of investments increased $2.1 million during the six months ended June 30, 2024, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $4.0 million during the six months ended June 30, 2024, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2024, were $111.6 million. This amount represents an increase of $3.9 million from the expenditures made in the same period in the prior year. This increase primarily reflects an increase in gas utility expenditures.

Capital Expenditures

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the six months ended June 30, 2024, capital expenditures for MGE Energy and MGE totaled $111.6 million, which included $107.6 million of utility capital expenditures. The utility capital expenditures include the purchase of an additional 25 MW of West Riverside, expenditures for renewable generation facilities, and investments in enhanced metering solutions.

MGE does not currently expect any material changes to its total forecasted expenditures as presented in the 2024 through 2028 capital expenditure forecast included under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2023 Annual Report on Form 10-K. MGE's plan to achieve its target of 80% carbon reduction by 2030 (from 2005 levels) is based on the transition away from coal, addition of new renewable generation, and additional generation sources that provide the reliable energy to serve demand dependably. The mix of generation sources presented in the 2024 through 2028 capital expenditure forecast may shift based on reliability needs as MGE continues on the path to achieve its carbon reduction goals. Additionally, MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce new solar tariffs. These disruptions have had and may continue to impact current and future solar projects by increasing costs or causing delays in construction timelines. As projects are delayed, timing of capital expenditures will be correspondingly shifted. See "Other Matters" below for additional information on the solar procurement disruptions.

Cash Used for Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the six months ended June 30, 2024, compared to the same period in 2023, were as follows:

(In millions)	MGE Energy	MGE
Higher cash dividends paid, dividend rate per share ($0.855 vs. $0.815)	$(1.5)	$—
Higher cash dividends to parent (MGE Energy)	—	(3.0)
Lower distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(a)	—	0.3
Change in long-term debt(b)	(50.1)	(50.1)
Change in short-term debt borrowings, net	50.3	50.3
Other financing activities	0.8	0.8
Decrease in cash flows from financing activities	$(0.5)	$(1.7)

(a)
The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.
(b)
During the six months ended June 30, 2023, MGE issued $50 million of senior unsecured notes that were used to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds were tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2024	December 31, 2023
Common shareholders' equity	59.9%	59.9%
Long-term debt(a)	37.0%	38.1%
Short-term debt	3.1%	2.0%

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

Other Matters

Rate Matters

In December 2023, the PSCW approved the 2024/2025 rate application for an increase of 1.54% for electric rates and a 2.44% increase for gas rates in 2024. The PSCW also approved a 4.17% increase for electric rates and a 1.32% increase to gas rates for 2025. MGE filed a 2025 Fuel Cost Plan with the PSCW in June 2024. The plan would lower the 2025 increase in electric rates to 2.47%, reflecting lower expected fuel costs. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2024.

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

See Footnote 9 of Notes to Consolidated Financial Statements in this Report for further discussion of rate proceedings and an earnings sharing mechanism if MGE earns above the authorized return on common equity in the rate order.

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

Several petitions for review of FERC’s prior orders were filed with the United States Court of Appeals for the District of Columbia Circuit (the "Court") and an oral argument was held in November 2021. In August 2022, the Court ruled that four of the five arguments made by the complaining parties were unpersuasive. However, the Court agreed that FERC’s decision to reintroduce a risk-premium model into its ROE methodology was arbitrary and capricious. The Court vacated the underlying orders for the First Complaint Period and remanded to FERC for further proceedings. In 2022, our share of ATC's earnings reflected an estimated possible loss of approximately $0.9 million, inclusive of interest and net of tax, for a possible additional refund for the First Complaint Period and for the period following the Second Complaint Period. Although the Court agreed that FERC was correct to use the base ROE established in the first complaint to adjudicate the second, and that FERC was right to dismiss the second complaint, the second complaint was also remanded for FERC to reopen proceedings. Any reduction in ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

We derived approximately 6.7% and 6.2% of our net income during the six months ended June 30, 2024 and 2023, respectively, from our investment in ATC.

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

U.S. Department of Commerce - Solar Cells and Modules

In August 2023, the U.S. Department of Commerce issued its final determination on a solar tariff investigation that began in 2022, finding that Chinese manufacturers were circumventing tariffs on solar panels by shipping them through four Southeast Asian countries. A 24-month exemption from tariffs for solar panel and module imports from these four countries was in effect from June 2022 until June 6, 2024. In May 2024, the Biden Administration announced that bifacial solar panels would be subject to safeguard tariffs under Section 201 of the Trade Act of 1974, of which they were previously excluded. President Biden also directed U.S. Trade Representatives to increase tariffs under Section 301 from 25% to 50% on solar cells and modules. MGE continues to assess the potential impact of these tariffs on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

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

Item 4. Controls and Procedures.

During the second quarter of 2024, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2024, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2024, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the MGE Energy, Inc. Stock Plan, common stock shares purchased by plan participants may be either shares issued by MGE Energy or shares purchased on the open market, as determined from time to time by MGE Energy. Shares issued by MGE Energy are covered by an existing registration statement. Shares purchased in the open market are purchased at the direction of the plan participants by MGE Energy's transfer agent's securities broker-dealer for the accounts of those plan participants. Subject to the plan's restrictions, the timing and amount of open market purchases is determined by the plan participants and the broker-dealer. MGE Energy is not involved in the open market purchases. During 2024, shares purchased under the Stock Plan have been purchased in the open market. MGE Energy expects to begin issuing new shares of common stock to participants in its Direct Stock Purchase and Dividend Reinvestment Plan starting in the second half of 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of MGEE Energy or Madison Gas and Electric adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Ex. No.		Exhibit Description
10.1	***	Form of Supplemental Disability

31.1	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.

31.3	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company

32.1	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.

32.3	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company

101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104.1	*	Included in the cover page, formatted in Inline XBRL

*		Filed herewith.
**		Furnished herewith.
***		Indicates a management contract or compensatory plan or arrangement.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: August 7, 2024	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2024	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: August 7, 2024	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: August 7, 2024	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2024	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: August 7, 2024	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)