Form 10-Q
period 2024-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2024-11-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2024

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

MGE Energy, Inc. ☐	Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒	Madison Gas and Electric Company Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value Per Share	MGEE	The NASDAQ Stock Market

Number of Shares Outstanding of Each Class of Common Stock as of October 30, 2024
MGE Energy, Inc.	Common stock, $1.00 par value, 36,207,529 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Revenues:
Electric revenues	$148,004	$139,104	$384,768	$378,102
Gas revenues	20,476	21,424	120,761	147,677
Total Operating Revenues	168,480	160,528	505,529	525,779

Operating Expenses:
Fuel for electric generation	17,252	19,712	41,193	47,118
Purchased power	8,127	7,021	26,419	28,252
Cost of gas sold	4,628	5,160	52,798	80,296
Other operations and maintenance	57,129	53,997	167,833	156,004
Depreciation and amortization	27,104	25,241	80,636	74,971
Other general taxes	6,100	5,605	18,030	16,922
Total Operating Expenses	120,340	116,736	386,909	403,563
Operating Income	48,140	43,792	118,620	122,216

Other income, net	4,839	10,549	12,576	20,841
Interest expense, net	(8,396)	(7,654)	(24,725)	(22,901)
Income before income taxes	44,583	46,687	106,471	120,156
Income tax provision	(3,644)	(8,830)	(7,924)	(22,540)
Net Income	$40,939	$37,857	$98,547	$97,616

Earnings Per Share of Common Stock
Basic	$1.13	$1.05	$2.72	$2.70
Diluted	$1.13	$1.05	$2.72	$2.70

Dividends per share of common stock	$0.450	$0.428	$1.305	$1.243

Weighted Average Shares Outstanding
Basic	36,181	36,163	36,176	36,163
Diluted	36,211	36,189	36,202	36,185

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net income	$98,547	$97,616
Items not affecting cash:
Depreciation and amortization	80,636	74,971
Deferred income taxes	170	16,326
Provision for doubtful receivables	6,600	1,323
Employee benefit plan cost (credit)	424	(2,976)
Equity earnings in investments	(8,427)	(7,930)
Other items	1,247	(2,502)
Changes in working capital items:
Current assets	27,544	33,976
Accounts payable	(11,699)	(16,586)
Deferred income taxes	7,146	—
Other current liabilities	2,120	(3,714)
Dividends from investments	6,414	6,305
Cash contributions to pension and other postretirement plans	(5,511)	(5,290)
Other noncurrent items, net	4,625	2,519
Cash Provided by Operating Activities	209,836	194,038

Investing Activities:
Capital expenditures	(164,064)	(150,298)
Capital contributions to investments	(4,348)	(5,986)
Other	801	(206)
Cash Used for Investing Activities	(167,611)	(156,490)

Financing Activities:
Issuance of common stock, net	2,591	—
Cash dividends paid on common stock	(47,210)	(44,933)
Repayments of long-term debt	(3,847)	(53,048)
Issuance of long-term debt	—	109,300
Proceeds from (repayments of) short-term debt	10,500	(48,500)
Other	(879)	(2,128)
Cash Used for Financing Activities	(38,845)	(39,309)

Change in cash, cash equivalents, and restricted cash	3,380	(1,761)
Cash, cash equivalents, and restricted cash at beginning of period	15,026	17,968
Cash, cash equivalents, and restricted cash at end of period	$18,406	$16,207

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$9,194	$17,716

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$14,875	$11,140
Accounts receivable, less reserves of $5,565 and $6,537, respectively	44,626	46,734
Other accounts receivable, less reserves of $1,976 and $1,561, respectively	14,744	15,618
Unbilled revenues	25,925	33,181
Materials and supplies, at average cost	34,993	33,385
Fuel for electric generation, at average cost	11,295	13,423
Stored natural gas, at average cost	23,126	25,840
Prepaid taxes	13,674	22,310
Regulatory assets - current	12,291	20,979
Other current assets	14,776	15,587
Total Current Assets	210,325	238,197
Regulatory assets	66,186	81,589
Pension benefit asset	101,584	93,896
Other deferred assets and other	22,273	20,741
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,077,104	2,018,121
Construction work in progress	155,448	110,091
Total Property, Plant, and Equipment	2,232,552	2,128,212
Investments	116,405	112,823
Total Assets	$2,749,325	$2,675,458

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,250	$5,146
Short-term debt	48,500	38,000
Accounts payable	45,710	65,451
Accrued interest and taxes	10,479	9,372
Accrued payroll related items	14,739	15,888
Regulatory liabilities - current	16,465	15,296
Other current liabilities	8,462	8,003
Total Current Liabilities	149,605	157,156
Other Credits:
Deferred income taxes	299,728	279,029
Investment tax credit - deferred	45,464	46,892
Regulatory liabilities	151,657	162,316
Accrued pension and other postretirement benefits	56,363	55,058
Asset retirement obligations	72,226	54,430
Other deferred liabilities and other	63,749	61,682
Total Other Credits	689,187	659,407
Capitalization:
Common shareholders' equity	1,195,265	1,140,073
Long-term debt	715,268	718,822
Total Capitalization	1,910,533	1,858,895
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,749,325	$2,675,458

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended September 30, 2023
Beginning Balance	36,163	$36,163	$396,281	$680,140	$—	$1,112,584
Net income				37,857		37,857
Common stock dividends declared ($0.428 per share)				(15,460)		(15,460)
Equity-based compensation plans and other			272			272
Ending Balance - September 30, 2023	36,163	$36,163	$396,553	$702,537	$—	$1,135,253

Three Months Ended September 30, 2024
Beginning Balance	36,176	$36,176	$397,614	$733,838	$—	$1,167,628
Net income				40,939		40,939
Common stock dividends declared ($0.450 per share)				(16,280)		(16,280)
Direct Stock Purchase and Dividend Reinvestment Plan	29	29	2,562			2,591
Equity-based compensation plans and other			387			387
Ending Balance - September 30, 2024	36,205	$36,205	$400,563	$758,497	$—	$1,195,265

Nine Months Ended September 30, 2023
Beginning Balance	36,163	$36,163	$395,657	$649,854	$—	$1,081,674
Net income				97,616		97,616
Common stock dividends declared ($1.243 per share)				(44,933)		(44,933)
Equity-based compensation plans and other			896			896
Ending Balance - September 30, 2023	36,163	$36,163	$396,553	$702,537	$—	$1,135,253

Nine Months Ended September 30, 2024
Beginning Balance	36,163	$36,163	$396,750	$707,160	$—	$1,140,073
Net income				98,547		98,547
Common stock dividends declared ($1.305 per share)				(47,210)		(47,210)
Direct Stock Purchase and Dividend Reinvestment Plan	29	29	2,562			2,591
Equity-based compensation plans and other	13	13	1,251			1,264
Ending Balance - September 30, 2024	36,205	$36,205	$400,563	$758,497	$—	$1,195,265

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Revenues:
Electric revenues	$148,004	$139,104	$384,768	$378,102
Gas revenues	20,476	21,424	120,761	147,677
Total Operating Revenues	168,480	160,528	505,529	525,779

Operating Expenses:
Fuel for electric generation	17,252	19,712	41,193	47,118
Purchased power	8,127	7,021	26,419	28,252
Cost of gas sold	4,628	5,160	52,798	80,296
Other operations and maintenance	56,937	53,847	167,098	155,251
Depreciation and amortization	27,104	25,241	80,636	74,971
Other general taxes	6,100	5,605	18,030	16,922
Total Operating Expenses	120,148	116,586	386,174	402,810
Operating Income	48,332	43,942	119,355	122,969

Other income, net	2,025	7,824	4,267	13,985
Interest expense, net	(8,527)	(7,721)	(25,036)	(23,056)
Income before income taxes	41,830	44,045	98,586	113,898
Income tax provision	(2,720)	(8,093)	(5,522)	(20,696)
Net Income	$39,110	$35,952	$93,064	$93,202
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,777)	(5,487)	(17,140)	(16,382)
Net Income Attributable to MGE	$33,333	$30,465	$75,924	$76,820

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net income	$93,064	$93,202
Items not affecting cash:
Depreciation and amortization	80,636	74,971
Deferred income taxes	387	15,218
Provision for doubtful receivables	6,600	1,323
Employee benefit plan cost (credit)	424	(2,976)
Other items	1,911	(2,604)
Changes in working capital items:
Current assets	27,668	33,076
Accounts payable	(11,697)	(16,583)
Deferred income taxes	7,146	—
Other current liabilities	2,904	(1,809)
Cash contributions to pension and other postretirement plans	(5,511)	(5,290)
Other noncurrent items, net	3,171	1,840
Cash Provided by Operating Activities	206,703	190,368

Investing Activities:
Capital expenditures	(164,064)	(150,298)
Other	(1,447)	(1,338)
Cash Used for Investing Activities	(165,511)	(151,636)

Financing Activities:
Cash dividends paid to parent by MGE	(31,000)	(30,000)
Distributions to parent from noncontrolling interest	(16,000)	(17,250)
Repayments of long-term debt	(3,847)	(53,048)
Issuance of long-term debt	—	109,300
Proceeds from (repayments of) short-term debt	10,500	(48,500)
Other	(879)	(2,128)
Cash Used for Financing Activities	(41,226)	(41,626)

Change in cash, cash equivalents, and restricted cash	(34)	(2,894)
Cash, cash equivalents, and restricted cash at beginning of period	6,705	10,500
Cash, cash equivalents, and restricted cash at end of period	$6,671	$7,606

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$9,194	$17,716

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$3,140	$2,819
Accounts receivable, less reserves of $5,565 and $6,537, respectively	44,626	46,734
Other accounts receivable, less reserves of $1,976 and $1,561, respectively	14,740	15,616
Unbilled revenues	25,925	33,181
Materials and supplies, at average cost	34,993	33,385
Fuel for electric generation, at average cost	11,295	13,423
Stored natural gas, at average cost	23,126	25,840
Prepaid taxes	13,614	22,338
Regulatory assets - current	12,291	20,979
Other current assets	15,243	16,088
Total Current Assets	198,993	230,403
Regulatory assets	66,186	81,589
Pension benefit asset	101,584	93,896
Other deferred assets and other	21,777	20,780
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,077,132	2,018,149
Construction work in progress	155,448	110,091
Total Property, Plant, and Equipment	2,232,580	2,128,240
Investments	—	60
Total Assets	$2,621,120	$2,554,968

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,250	$5,146
Short-term debt	48,500	38,000
Accounts payable	45,695	65,434
Accrued interest and taxes	9,685	9,325
Accrued payroll related items	14,739	15,888
Regulatory liabilities - current	16,465	15,296
Other current liabilities	8,495	6,502
Total Current Liabilities	148,829	155,591
Other Credits:
Deferred income taxes	265,549	244,634
Investment tax credit - deferred	45,464	46,892
Regulatory liabilities	151,657	162,316
Accrued pension and other postretirement benefits	56,363	55,058
Asset retirement obligations	72,226	54,430
Other deferred liabilities and other	66,444	63,969
Total Other Credits	657,703	627,299
Capitalization:
Common shareholder's equity	948,649	903,725
Noncontrolling interest	150,671	149,531
Total Equity	1,099,320	1,053,256
Long-term debt	715,268	718,822
Total Capitalization	1,814,588	1,772,078
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,621,120	$2,554,968

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended September 30, 2023
Beginning balance	17,348	$17,348	$252,917	$609,313	$—	$148,808	$1,028,386
Net income				30,465		5,487	35,952
Cash dividends paid to parent by MGE				(9,000)			(9,000)
Distributions to parent from noncontrolling interest						(7,000)	(7,000)
Ending Balance - September 30, 2023	17,348	$17,348	$252,917	$630,778	$—	$147,295	$1,048,338

Three Months Ended September 30, 2024
Beginning balance	17,348	$17,348	$252,917	$652,051	$—	$150,894	$1,073,210
Net income				33,333		5,777	39,110
Cash dividends paid to parent by MGE				(7,000)			(7,000)
Distributions to parent from noncontrolling interest						(6,000)	(6,000)
Ending Balance - September 30, 2024	17,348	$17,348	$252,917	$678,384	$—	$150,671	$1,099,320

Nine Months Ended September 30, 2023
Beginning balance	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386
Net income				76,820		16,382	93,202
Cash dividends paid to parent by MGE				(30,000)			(30,000)
Distributions to parent from noncontrolling interest						(17,250)	(17,250)
Ending Balance - September 30, 2023	17,348	$17,348	$252,917	$630,778	$—	$147,295	$1,048,338

Nine Months Ended September 30, 2024
Beginning balance	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256
Net income				75,924		17,140	93,064
Cash dividends paid to parent by MGE				(31,000)			(31,000)
Distributions to parent from noncontrolling interest						(16,000)	(16,000)
Ending Balance - September 30, 2024	17,348	$17,348	$252,917	$678,384	$—	$150,671	$1,099,320

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

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

The accompanying consolidated financial statements as of September 30, 2024, and during the three and nine months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2023 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 59 through 107 of the 2023 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2024	2023	2024	2023
Cash and cash equivalents	$14,875	$11,140	$3,140	$2,819
Restricted cash	639	858	639	858
Receivable - margin account	2,892	3,028	2,892	3,028
Cash, cash equivalents, and restricted cash	$18,406	$15,026	$6,671	$6,705

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from Midcontinent Independent System Operator (MISO) to retire Columbia Units 1 and 2. Final timing and retirement dates continue to be evaluated and depend upon operational, regulatory, capacity needs and availability, and other factors impacting one or more of the Columbia co-owners. As of September 30, 2024, early retirement of Columbia Unit 1 and 2 was probable.

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

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of September 30, 2024.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Equity earnings from investment in ATC	$2,868	$2,662	$8,338	$7,844
Dividends received from ATC	2,176	2,057	6,414	6,305
Capital contributions to ATC	894	1,075	2,679	3,033

ATC's summarized financial data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Operating revenues	$221,434	$206,197	$651,584	$610,399
Operating expenses	(110,043)	(102,819)	(324,082)	(303,412)
Other income, net	355	701	898	1,657
Interest expense, net	(36,838)	(33,555)	(108,296)	(99,969)
Earnings before members' income taxes	$74,908	$70,524	$220,104	$208,675

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2024, MGE recorded $9.1 million and $27.3 million, respectively, for transmission service compared to $8.5 million and $25.4 million for comparable periods in 2023. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of September 30, 2024, and December 31, 2023, MGE had a receivable due from ATC of $2.2 million and $5.3 million, respectively. The receivable is primarily related to transmission interconnection activities at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended September 30,	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(2.0)	(0.6)	(2.2)	(0.6)
Credit for electricity from renewable energy	(10.7)	(4.9)	(11.6)	(5.2)
AFUDC equity, net	(0.6)	(0.9)	(0.6)	(1.0)
Amortization of utility excess deferred tax - tax reform(a)	(5.7)	(1.4)	(6.2)	(1.5)
Other, net, individually insignificant	—	(0.5)	(0.1)	(0.5)
Effective income tax rate	8.2%	18.9%	6.5%	18.4%

	MGE Energy		MGE
Nine Months Ended September 30,	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.3	6.2	6.3
Amortized investment tax credits	(2.2)	(0.7)	(2.4)	(0.7)
Credit for electricity from renewable energy	(10.8)	(5.4)	(11.7)	(5.7)
AFUDC equity, net	(0.6)	(0.6)	(0.7)	(0.7)
Amortization of utility excess deferred tax - tax reform(a)	(6.1)	(1.6)	(6.7)	(1.7)
Other, net, individually insignificant	(0.1)	(0.2)	(0.1)	(0.3)
Effective income tax rate	7.4%	18.8%	5.6%	18.2%

(a)
Included are impacts of the Tax Cut and Jobs Act of 2017 for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For both the three months ended September 30, 2024 and 2023, MGE recognized $0.9 million. For the nine months ended September 30, 2024 and 2023, MGE recognized $2.6 million and $2.7 million, respectively. For the three and nine months ended September 30, 2024, MGE recognized $1.0 million and $3.1 million, respectively, of deferred taxes not restricted by IRS normalization rules, compared to a net collection from customers of $0.3 million and $1.0 million for the three and nine months ended September 30, 2023.

The Inflation Reduction Act of 2022 allows the transfer of certain tax credits to third parties in exchange for cash. In September 2024, MGE sold transfer eligible tax credits generated in 2023 to a third party for $7.1 million. MGE elects to account for the transferred tax credits under the scope of ASC 740. The sale of tax credits is presented in the operating activities section of the consolidated statements of cash flows consistent with the presentation of cash taxes paid. MGE also plans to sell eligible credits generated in 2024. MGE includes any expected proceeds from the transfer of tax credits in the evaluation of realizability of deferred tax assets related to tax credits and records a valuation allowance for the difference between the tax value of the credits and the expected proceeds. The PSCW approved the deferral by MGE of any differential between tax credit transfer proceeds and the tax value of credits reflected in rates to its next rate case filing.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Pension Benefits
Components of net periodic benefit cost:
Service cost	$769	$723	$2,308	$2,169
Interest cost	4,280	4,330	12,839	12,989
Expected return on assets	(7,149)	(6,312)	(21,448)	(18,936)
Amortization of:
Actuarial loss	215	440	644	1,320
Net periodic benefit (credit) cost	$(1,885)	$(819)	$(5,657)	$(2,458)

Postretirement Benefits(a)
Components of net periodic benefit cost:
Service cost	$214	$195	$642	$585
Interest cost	778	827	2,354	2,481
Expected return on assets	(675)	(649)	(2,059)	(1,946)
Settlement cost	288	—	288	—
Amortization of:
Transition obligation	1	1	2	2
Prior service credit	(234)	—	(242)	—
Actuarial loss (gain)	774	(48)	568	(143)
Net periodic benefit cost	$1,146	$326	$1,553	$979
(a)
In August 2024, MGE entered into an agreement to transfer the mortality and investment risk, as well as the administration of, its employer-paid life insurance plan to a third party. MGE accounted for the settlement under the scope of ASC 715.

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and nine months ended September 30, 2024, MGE recovered $0.5 million and $3.1 million, respectively, of pension and other postretirement costs previously deferred. During the three and nine months ended September 30, 2023, MGE deferred $1.6 million and $2.4 million, respectively, of pension and other postretirement costs. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements - MGE Energy.

a.
Common Stock.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three and nine months ended September 30, 2024, MGE Energy issued approximately 29,176 shares of common stock. The net proceeds from these issuances were approximately $2.6 million, which were used for general corporate purposes.

b.
Dilutive Shares Calculation.

As of September 30, 2024, 26,302 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

c.
Long-Term Debt Issuance - MGE Energy and MGE.

On October 31, 2024, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of 5.30% senior unsecured notes due 2039 and $25 million of 5.59% senior unsecured notes due 2054. Funding is expected to occur on December 4, 2024. The proceeds of the senior notes will be used to assist with capital expenditures and other corporate obligations. The covenants of these senior notes are substantially consistent with MGE's existing senior unsecured notes.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and nine months ended September 30, 2024, MGE recorded $1.2 million and $3.1 million, respectively, in compensation expense related to share-based compensation awards compared to $0.1 million and $1.8 million for the comparable periods in 2023.

In the first quarter of 2024, cash payments of $2.5 million and 12,518 shares were distributed related to awards that were granted in 2021 under the 2021 Incentive Plan and cash-based awards granted in 2019 under the 2006 Performance Unit Plan.

In March 2024, MGE granted 16,414 performance units and 29,733 restricted stock units under the 2021 Incentive Plan to eligible employees and non-employee directors.

MGE recognizes share-based compensation expense on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. The performance units can be paid out in either cash, shares of common stock, or a combination of cash and stock and are classified as a liability award. The restricted stock units will be paid out in shares of common stock, and therefore are classified as equity awards.

8.
Commitments and Contingencies - MGE Energy and MGE.

a.
Environmental.

In February 2021, MGE and the other co-owners of Columbia announced plans to retire Units 1 and 2 at that facility. Effects of the environmental compliance requirements discussed below will depend upon the final Columbia retirement dates, applicable regulations at that time, and required compliance dates.

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

In May 2024, the EPA finalized the ELG rule that further regulates the wastewater discharges associated with coal-fired power plants. The rule focuses on wastewater discharges from flue gas desulfurization and bottom ash transport water. The rule includes a reduction in requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. The operator of the Elm Road Units believes that pollution prevention installed under previous versions of the rule and the planned fuel switching will qualify the Elm Road Units for the reduced requirements. MGE and the operator of the Elm Road Units currently are evaluating operational options for Elm Road with the requirements of the final rule.

•
The EPA's cooling water intake rule requires cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens).

Blount received its most recent Wisconsin Pollutant Discharge Elimination System (WPDES) permit from the Wisconsin Department of Natural Resources (WDNR) in October 2023. Blount's latest WPDES permit assumes that the plant meets BTA standards for entrainment for the duration of this permit, which expires in 2028. The WDNR included a requirement to conduct an impingement study in the latest permit that needs to be completed by the end of 2027. Once the WDNR determines the impingement requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements.

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

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area for the 2015 Ozone NAAQS. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation will have a material effect on the Units.

•
The EPA's rule to regulate Fine Particulate Matter (PM2.5).

In March 2024, the EPA published a final rule to lower the average annual PM2.5 NAAQS from 12 ug/m3 to 9 ug/m3 effective May 2024. The new annual PM2.5 NAAQS could impact Milwaukee County, where our Elm Road units are located, if the county is determined to be in nonattainment. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which would likely include additional limitations for new and modified plants in the county. With the planned transition of the Elm Road Units to natural gas, there is a low probability for the need of additional emission limitations. However, we will not know the impact of this rule until PM data from 2023 and 2024 is evaluated and approved, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

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

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS (FIP Rule). The FIP Rule impacts 23 states, including Wisconsin. For Wisconsin, the FIP Rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan to meet its obligations or accept the EPA's FIP Rule. Legal challenges to the FIP Rule are pending in the United States Court of Appeals for the District of Columbia. In June 2024, the Supreme Court of the United States granted a request to stay the FIP Rule pending judicial review by the U.S. Court of Appeals for the District of Columbia on the merits of petitioner's challenges to implementation of the rule. Based on our current evaluation, if the FIP Rule were to go into effect, the 2026 additional emission reductions may impact the Elm Road Units and additional upgrades may be needed to comply, however, we will not know the final impact until final decisions are issued in the pending litigation.

•
The EPA's Coal Combustion Residuals (CCR) Rule.

The CCR rule regulates the disposal of solid waste coal ash and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners and operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. At Columbia, the coal combustion residuals system completed in 2023 replaced the unlined surface impoundment, and Columbia complies with this rule.

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

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of September 30, 2024:

(In thousands)	2024	2025	2026	2027	2028	Thereafter
Coal(a)	$10,902	$19,894	$3,751	$—	$—	$—
Natural gas(b)	18,695	39,937	15,492	2,546	2,546	11,224
	$29,597	$59,831	$19,243	$2,546	$2,546	$11,224

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
(b)
The electric increase was driven by an increase in rate base including our investments made in West Riverside, local solar, continued investment in grid modernization, as well as higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE filed an updated 2025 fuel forecast with the PSCW in 2024, which will impact rates in 2025, based on any variance between the forecast submitted as part of the rates and updated forecast. In addition, the PSCW authorized MGE to defer a recovery of and a return on costs associated for any change in the in service date for Paris and force majeure costs for Badger Hollow II and Paris that were not reflected in this rate filing. The PSCW also approved deferral of any differential in PTC tax credits reflected in rates and actual credits produced. These deferrals will be reflected in MGE's next rate case filing. The gas rate increases were also driven by our investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). This increase in gas costs is offset by a tax benefit related to excess deferred taxes. Included in the gas residential rate is a reduction in the customer fixed charge.
(c)
The 2024/2025 rate order includes an earnings sharing mechanism, under which, if MGE earns above the authorized Return on Equity (ROE) in the rate order: (i) the utility will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be deferred and returned to customers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to customers. The earnings calculation excludes fuel rules adjustments. See "Fuel Rules" below.
(d)
MGE filed a 2025 Fuel Cost Plan with the PSCW in June 2024. The plan would lower the 2025 increase in electric rates to 2.47% to reflect lower expected fuel costs. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2024.

Sierra Club and Vote Solar have filed petitions with the Dane County Circuit Court seeking review of the PSCW decisions approving MGE's electric and gas 2022/2023 rate settlement, 2023 electric limited reopener, and 2024/2025 rate order. The PSCW is named as the responding party; MGE is not named as a party. The Petitions challenge the amount of customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlement, limited reopener, and 2024/2025 rate order have not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement, limited reopener, and the 2024/2025 rate order. MGE has intervened in the proceedings to further defend the PSCW's decision. The Dane County Circuit Court affirmed the PSCW's decision to approve the 2022/2023 rate settlement, and Sierra Club and Vote Solar appealed that decision to the Wisconsin Court of Appeals. On August 6, 2024, the Wisconsin Court of Appeals denied Sierra Club and Vote Solar's appeal and affirmed the PSCW's approval of the 2022/2023 rate settlement. Sierra Club and Vote Solar have petitioned the Wisconsin Supreme Court for review of the Court of Appeals decision. The PSCW and MGE both filed responses asking the Wisconsin Supreme Court to deny the petition. All parties are awaiting the Wisconsin Supreme Court's decision on the petition. The petitions challenging the 2023 electric limited reopener and the 2024/2025 rate order remain stayed pending further proceedings.

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2024		December 31, 2023
Commodity derivative contracts	269,120	MWh	392,000	MWh
Commodity derivative contracts	7,900,000	Dth	7,180,000	Dth
FTRs	3,276	MW	1,824	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights

(FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2024, and December 31, 2023, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.5 million and $5.2 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2024
Commodity derivative contracts(a)	$891	$2,199	Other current liabilities
Commodity derivative contracts(a)	84	261	Other deferred liabilities and other
FTRs	—	17	Other current liabilities

December 31, 2023
Commodity derivative contracts(a)	$263	$4,942	Other current liabilities
Commodity derivative contracts(a)	156	882	Other deferred liabilities and other
FTRs	179	—	Other current assets

(a)
As of September 30, 2024, and December 31, 2023, collateral of $1.5 million and $5.4 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2024
Assets
Commodity derivative contracts	$975	$(975)	$—	$—
Liabilities
FTRs	17	—	(17)	—
Commodity derivative contracts	2,460	(975)	(1,485)	—

December 31, 2023
Assets
Commodity derivative contracts	$419	$(419)	$—	$—
FTRs	179	—	—	179
Liabilities
Commodity derivative contracts	5,824	(419)	(5,405)	—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2024		2023
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended September 30:
Balance as of July 1,	$1,946	$527	$5,017	$1,074
Unrealized loss	1,768	—	1,100	—
Realized (loss) gain reclassified to a deferred account	(639)	639	(1,676)	1,676
Realized loss reclassified to income statement	(1,573)	(707)	(1,893)	(2,155)
Balance as of September 30,	$1,502	$459	$2,548	$595

Nine Months Ended September 30:
Balance as of January 1,	$5,226	$1,569	$5,094	$2,747
Unrealized loss	4,666	—	15,495	—
Realized (loss) gain reclassified to a deferred account	(3,333)	3,333	(10,581)	10,581
Realized loss reclassified to income statement	(5,057)	(4,443)	(7,460)	(12,733)
Balance as of September 30,	$1,502	$459	$2,548	$595

	Realized Losses (Gains)
	2024		2023
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$1,969	$—	$4,179	$—
FTRs	311	—	(131)	—

Nine Months Ended September 30:
Commodity derivative contracts	$5,723	$3,265	$14,566	$6,451
FTRs	512	—	(824)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2024, and December 31, 2023, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2024, no counterparties had defaulted.

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

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$724,699	$682,359	$728,546	$675,922

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.2 million and $4.6 million as of September 30, 2024, and December 31, 2023, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$975	$920	$—	$55
Exchange-traded investments	—	—	—	—
Total Assets	$975	$920	$—	$55
Liabilities:
Derivatives, net(b)	$2,477	$1,290	$—	$1,187
Deferred compensation	6,108	—	6,108	—
Total Liabilities	$8,585	$1,290	$6,108	$1,187

MGE
Assets:
Derivatives, net(b)	$975	$920	$—	$55
Exchange-traded investments	—	—	—	—
Total Assets	$975	$920	$—	$55
Liabilities:
Derivatives, net(b)	$2,477	$1,290	$—	$1,187
Deferred compensation	6,108	—	6,108	—
Total Liabilities	$8,585	$1,290	$6,108	$1,187

	Fair Value as of December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	2,034	2,034	—	—
Total Assets	$2,632	$2,386	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

MGE
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	60	60	—	—
Total Assets	$658	$412	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

(b)
As of September 30, 2024, and December 31, 2023, collateral of $1.5 million and $5.4 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

Exchange-traded Investments. Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Deferred Compensation. The deferred compensation plans allow participants to defer certain cash compensation into notional investment accounts. These amounts are included within "Other deferred liabilities and other" in the consolidated balance sheets. The value of certain deferred compensation obligations is based on the market value of the participants' notional investment accounts. The underlying notional investments are comprised primarily of equities, mutual funds, and fixed income securities that are based on directly and indirectly observable market prices. Since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

The value of legacy deferred compensation obligations is based on notional investments that earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26-week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however, since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$(1,432)	$(2,892)	$(2,604)	$(866)
Realized and unrealized gains (losses):
Included in regulatory assets	300	1,768	1,472	(258)
Included in earnings	(1,572)	(2,016)	(5,174)	(7,590)
Settlements	1,572	2,016	5,174	7,590
Balance as of September 30,	$(1,132)	$(1,124)	$(1,132)	$(1,124)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Purchased power expense	$(1,572)	$(2,016)	$(5,174)	$(7,590)

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of September 30, 2024(a)	Estimated Date of Commercial Operation
Paris(b)	10%	Solar/Battery	20 MW/11 MW	$61 million(d)	$48.6 million	2024 Solar 2025 Battery
Darien(c)	10%	Solar/Battery	25 MW/7.5 MW	$63 million(d)	$41.9 million	2025 Solar 2026 Battery
Koshkonong(e)	10%	Solar/Battery	30 MW/16.5 MW	$104 million(d)	$6.6 million	2026 Solar 2027 Battery
West Riverside	3.5%	Natural Gas	25 MW	$25 million	$25.2 million	(f)

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
(f)
In June 2024, MGE purchased an additional ownership interest in West Riverside, a natural gas-fired facility located in Beloit, WI, from WPL, operator and co-owner of the plant. West Riverside was placed in-service in 2020. MGE's interest in West Riverside increased to 6.9%.

MGE received specific approval to recover 100% AFUDC on Paris, Darien, and Koshkonong. During the three and nine months ended September 30, 2024, MGE recognized $1.9 million and $4.7 million, respectively, after tax, in AFUDC for these projects compared to $0.8 million and $1.9 million for the comparable periods in 2023.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2024	2023	2024	2023
Residential	$52,834	$50,008	$134,296	$131,552
Commercial	73,517	70,795	197,541	193,760
Industrial	3,459	3,715	10,314	10,578
Other-retail/municipal	11,346	10,991	31,439	30,853
Total retail	141,156	135,509	373,590	366,743
Sales to the market	5,799	3,305	8,394	9,617
Other	835	77	2,314	1,267
Total electric revenues	147,790	138,891	384,298	377,627

Gas revenues
Residential	13,069	13,719	72,057	86,131
Commercial/Industrial	5,892	6,016	43,292	55,726
Total retail	18,961	19,735	115,349	141,857
Gas transportation	1,417	1,587	5,003	5,354
Other	98	102	409	466
Total gas revenues	20,476	21,424	120,761	147,677

Non-regulated energy revenues	214	213	470	475
Total Operating Revenue	$168,480	$160,528	$505,529	$525,779

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2023 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2024
Operating revenues	$147,790	$20,476	$214	$—	$—	$—	$168,480
Interdepartmental revenues	(44)	4,207	11,052	—	—	(15,215)	—
Total operating revenues	147,746	24,683	11,266	—	—	(15,215)	168,480
Equity in earnings of investments	—	—	—	2,901	—	—	2,901
Net income (loss)	35,035	(2,026)	6,101	2,112	(283)	—	40,939

Three Months Ended September 30, 2023
Operating revenues	$138,891	$21,424	$213	$—	$—	$—	$160,528
Interdepartmental revenues	512	3,547	10,398	—	—	(14,457)	—
Total operating revenues	139,403	24,971	10,611	—	—	(14,457)	160,528
Equity in earnings of investments	—	—	—	2,690	—	—	2,690
Net income (loss)	31,126	(801)	5,627	1,957	(52)	—	37,857

Nine Months Ended September 30, 2024
Operating revenues	$384,298	$120,761	$470	$—	$—	$—	$505,529
Interdepartmental revenues	(154)	11,591	32,825	—	—	(44,262)	—
Total operating revenues	384,144	132,352	33,295	—	—	(44,262)	505,529
Equity in earnings of investments	—	—	—	8,427	—	—	8,427
Net income (loss)	66,458	8,638	17,968	6,130	(647)	—	98,547

Nine Months Ended September 30, 2023
Operating revenues	$377,627	$147,677	$475	$—	$—	$—	$525,779
Interdepartmental revenues	653	12,978	31,143	—	—	(44,774)	—
Total operating revenues	378,280	160,655	31,618	—	—	(44,774)	525,779
Equity in earnings of investments	—	—	—	7,930	—	—	7,930
Net income (loss)	65,996	10,539	16,667	5,770	(1,356)	—	97,616

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2024
Operating revenues	$147,790	$20,476	$214	$—	$168,480
Interdepartmental revenues	(44)	4,207	11,052	(15,215)	—
Total operating revenues	147,746	24,683	11,266	(15,215)	168,480
Net income attributable to MGE	35,035	(2,026)	6,101	(5,777)	33,333

Three Months Ended September 30, 2023
Operating revenues	$138,891	$21,424	$213	$—	$160,528
Interdepartmental revenues	512	3,547	10,398	(14,457)	—
Total operating revenues	139,403	24,971	10,611	(14,457)	160,528
Net income attributable to MGE	31,126	(801)	5,627	(5,487)	30,465

Nine Months Ended September 30, 2024
Operating revenues	$384,298	$120,761	$470	$—	$505,529
Interdepartmental revenues	(154)	11,591	32,825	(44,262)	—
Total operating revenues	384,144	132,352	33,295	(44,262)	505,529
Net income attributable to MGE	66,458	8,638	17,968	(17,140)	75,924

Nine Months Ended September 30, 2023
Operating revenues	$377,627	$147,677	$475	$—	$525,779
Interdepartmental revenues	653	12,978	31,143	(44,774)	—
Total operating revenues	378,280	160,655	31,618	(44,774)	525,779
Net income attributable to MGE	65,996	10,539	16,667	(16,382)	76,820

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in "Item 1A. Risk Factors" in our 2023 Annual Report on Form 10-K.

During the three months ended September 30, 2024, MGE Energy's earnings were $40.9 million or $1.13 per share compared to $37.9 million or $1.05 per share during the same period in the prior year. MGE's earnings during the three months ended September 30, 2024, were $33.3 million compared to $30.5 million during the same period in the prior year.

During the nine months ended September 30, 2024, MGE Energy's earnings were $98.5 million or $2.72 per share compared to $97.6 million or $2.70 per share during the same period in the prior year. MGE's earnings during the nine months ended September 30, 2024, were $75.9 million compared to $76.8 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2024	2023	2024	2023
Electric Utility	$35.0	$31.1	$66.5	$66.0
Gas Utility	(2.0)	(0.8)	8.6	10.5
Nonregulated Energy	6.1	5.6	18.0	16.7
Transmission Investments	2.1	2.0	6.1	5.8
All Other	(0.3)	—	(0.7)	(1.4)
Net Income	$40.9	$37.9	$98.5	$97.6

Our net income during the three and nine months ended September 30, 2024, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments, as part of the 2024 rate case, contributed to earnings for the three and nine months ended September 30, 2024. Unfavorable weather contributed to lower electric residential sales for the nine months ended September 30, 2024, compared to the same period in the prior year. Electric residential sales remained flat for the three months ended September 30, 2024, compared to the same period in the prior year. Also contributing to higher third quarter electric earnings is lower fuel costs during the three months ended September 30, 2024, compared to the 2024 fuel cost plan approved by the PSCW.

Gas Utility

Lower gas retail sales resulting from warmer than normal weather in the first quarter of 2024 contributed to lower gas earnings for the nine months ended September 30, 2024. Gas retail sales decreased approximately 7%. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by approximately 9% in the first nine months of 2024 compared to the same period in the prior year.

Significant Events

The following events affected the first nine months of 2024:

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

The 2024/2025 rate order includes an earnings sharing mechanism, under which, if MGE earns above the 9.7% ROE authorized in the rate order: (i) the utility will retain 100% of earnings for the first 15 basis points above the authorized ROE; (ii) 50% of the next 60 basis points will be required to be deferred and returned to customers; and (iii) 100% of any remaining excess earnings will be required to be refunded to customers. The earnings calculation excludes fuel rules adjustments.

Large Scale Utility Projects: Large scale generation projects under construction, are shown in the following table. Incurred costs are reflected in "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of September 30, 2024(a)	Estimated Date of Commercial Operation
Paris	10%	Solar/Battery	20 MW/11 MW	$61 million(c)	$48.6 million(b)	2024 Solar 2025 Battery
Darien	10%	Solar/Battery	25 MW/7.5 MW	$63 million(c)	$41.9 million(b)	2025 Solar 2026 Battery
Koshkonong	10%	Solar/Battery	30 MW/16.5 MW	$104 million(c)	$6.6 million	2026 Solar 2027 Battery
High Noon(d)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$1.0 million	2027 Solar 2027 Battery
Sunnyside(d)	100%	Solar/Battery	20MW/40MW	$112 million	$0.9 million	2026 Solar 2027 Battery
(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $4.0 million and $2.0 million of AFUDC equity through September 30, 2024, on Paris and Darien, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(d)
Pending approval by the PSCW.

In the near term, several items may affect us, including:

2023 Annual Fuel Proceeding: MGE had fuel savings in 2023. As of December 31, 2023, MGE had deferred $7.2 million of 2023 fuel savings. The PSCW has completed the annual review of 2023 fuel costs and approved MGE's return of these savings over a three-month period from October 2024 through December 2024. There was no change to the costs to be refunded as a result of the fuel rule proceedings from the amount MGE deferred in 2023.

ATC ROE: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before the Federal Energy Regulatory Commission (FERC). A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.0% and 5.7% of our net income during the nine months ended September 30, 2024 and 2023, respectively, from our investment in ATC.

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

•
Transitioning away from coal. Columbia: MGE, along with the other plant co-owners, announced plans to retire Columbia Unit 1 and Unit 2. Final timing and retirement dates for Units 1 and 2 continue to be evaluated and depend upon operational, regulatory, capacity needs and availability, and other factors impacting one or more of the Columbia co-owners. MGE has a plan, which it continues to evaluate, to replace the generation from Columbia while maintaining electric service reliability.

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

•
Growing renewable generation. MGE is seeking to acquire, or has acquired, a joint interest in several renewable generation projects. The forecasted capital expenditures include announced projects for 198 MW of solar, 97 MW of battery, and 18 MW of wind. See the 2024-2029 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on those projects.

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

Equity Issuance Plans: In September 2024, MGE Energy began issuing new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Three Months Ended September 30, 2024 and 2023

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except CDD)	2024	2023	% Change	2024	2023	% Change
Residential	$52,834	$50,008	5.7%	265,632	264,678	0.4%
Commercial	73,517	70,795	3.8%	495,402	496,161	(0.2)%
Industrial	3,459	3,715	(6.9)%	36,666	39,908	(8.1)%
Other-retail/municipal	11,346	10,991	3.2%	104,915	102,400	2.5%
Total retail	141,156	135,509	4.2%	902,615	903,147	(0.1)%
Sales to the market	5,799	3,305	75.5%	103,552	72,916	42.0%
Other	835	77	n.m.%	—	—	—%
Total	$147,790	$138,891	6.4%	1,006,167	976,063	3.1%

Cooling degree days (normal 503)				505	549	(8.0)%

n.m. not meaningful

Electric revenue increased $8.9 million during the three months ended September 30, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Revenue subject to refund, net	$3.2
Sales to the market	2.5
Rate changes	2.0
Customer fixed and demand charges	0.6
Other	0.4
Increase in residential volume	0.2
Total	$8.9

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

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended September 30, 2024, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. Additionally, an increase in the cost of capacity sold further contributed to the increase in sales. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail electric customers by approximately 1.54%. Rates charged to retail customers during the three months ended September 30, 2024, were $2.0 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

Electric fuel and purchased power

	Three Months Ended September 30,
(In millions)	2024	2023	$ Change
Fuel for electric generation	$17.3	$19.7	$(2.4)
Purchased power	8.1	7.0	1.1

The $2.4 million decrease in fuel for electric generation was due to an approximately 16% decrease in the average cost primarily driven by lower market prices. Internal generation increased approximately 5%.

Excluding deferred fuel costs, purchased power decreased $0.5 million. The decrease in purchased power was due to an approximately 10% decrease in average cost. The decrease was partially offset by an approximately 2% increase in market purchases as a result of higher customer sales. Deferred fuel cost recovered during the three months ended September 30, 2024, was $2.4 million compared to $0.8 million in the same period of the prior year.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended September 30,			Three Months Ended September 30,
rate per therm of retail customer)	2024	2023	% Change	2024	2023	% Change
Residential	$13,069	$13,719	(4.7)%	6,067	6,202	(2.2)%
Commercial/Industrial	5,892	6,016	(2.1)%	9,145	9,335	(2.0)%
Total retail	18,961	19,735	(3.9)%	15,212	15,537	(2.1)%
Gas transportation	1,417	1,587	(10.7)%	15,393	15,014	2.5%
Other	98	102	(3.9)%	—	—	—%
Total	$20,476	$21,424	(4.4)%	30,605	30,551	0.2%
Heating degree days (normal 132)				60	70	(14.3)%
Average rate per therm of retail customer	$1.246	$1.270	(1.9)%

Gas revenue decreased $0.9 million during the three months ended September 30, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(0.9)
Other	(0.7)
Rate changes	0.7
Total	$(0.9)

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail gas customers by approximately 2.44%.

MGE recovers the cost of natural gas in its gas segment through the PGA. Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the three months ended September 30, 2024.

The average retail rate per therm for the three months ended September 30, 2024, decreased approximately 2% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

Cost of gas sold

Cost of gas sold decreased $0.5 million during the three months ended September 30, 2024, compared to the same period in the prior year. Average cost per therm decreased approximately 10% and therms delivered decreased approximately 1%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the three months ended September 30, 2024, operations and maintenance expenses increased $3.1 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$2.4
Increased transmission costs	1.5
Increased electric production expenses	0.6
Increased other expenses	0.4
Decreased administrative and general costs	(1.8)
Total	$3.1

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

Consolidated depreciation expense

Electric depreciation expense increased $1.5 million and gas depreciation expense increased $0.3 million during the three months ended September 30, 2024, compared to the same period in the prior year. Badger Hollow II was placed in service in December 2023. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income decreased $4.3 million and gas other income decreased $1.5 million during the three months ended September 30, 2024, compared to the same period in the prior year, primarily related to pension and other postretirement excluding service costs.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended September 30, 2024 and 2023, net income at the nonregulated energy operations segment was $6.1 million and $5.6 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended September 30, 2024 and 2023, other income at the transmission investment segment primarily reflects ATC's operations and was $2.9 million and $2.7 million, respectively. In October 2024, FERC issued a ruling eliminating the risk premium in the ROE calculation resulting in a 4-basis point reduction in the base ROE from 10.02% to 9.98%. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC and FERC ruling on ROE.

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

	Three Months Ended
	September 30,
(In millions)	2024	2023
MGE Power Elm Road	$3.9	$3.7
MGE Power West Campus	1.8	1.8

Results of Operations

Nine Months Ended September 30, 2024 and 2023

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except CDD)	2024	2023	% Change	2024	2023	% Change
Residential	$134,296	$131,552	2.1%	659,210	672,760	(2.0)%
Commercial	197,541	193,760	2.0%	1,356,345	1,356,286	0.0%
Industrial	10,314	10,578	(2.5)%	110,936	114,514	(3.1)%
Other-retail/municipal	31,439	30,853	1.9%	285,410	274,875	3.8%
Total retail	373,590	366,743	1.9%	2,411,901	2,418,435	(0.3)%
Sales to the market	8,394	9,617	(12.7)%	165,239	126,739	30.4%
Other revenues	2,314	1,267	82.6%	—	—	—%
Total	$384,298	$377,627	1.8%	2,577,140	2,545,174	1.3%

Cooling degree days (normal 700)				712	754	(5.6)%

Electric revenue increased $6.7 million during the nine months ended September 30, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$5.3
Customer fixed and demand charges	2.3
Revenue subject to refund, net	1.8
Other	0.7
Decrease in residential volume	(2.2)
Sales to the market	(1.2)
Total	$6.7

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail electric customers by approximately 1.54%. Rates charged to retail customers during the nine months ended September 30, 2024, were $5.3 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Customer fixed and demand charges. During the nine months ended September 30, 2024, fixed and demand charges increased $2.3 million primarily attributable to the increase in demand charges for commercial customers.

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

•
Volume. During the nine months ended September 30, 2024, residential sales decreased by approximately 2% compared to the same period in the prior year. This decrease was driven by weather conditions during the heating months. This change was a result of a warmer April 2023 compared to 2024 which impacted residential sales.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the nine months ended September 30, 2024, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. However, the cost of capacity sold decreased offsetting the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

Electric fuel and purchased power

	Nine Months Ended September 30,
(In millions)	2024	2023	$ Change
Fuel for electric generation	$41.2	$47.1	$(5.9)
Purchased power	26.4	28.3	(1.9)

The $5.9 million decrease in fuel for electric generation was due to an approximately 19% decrease in the average cost partially offset by an approximately 9% increase in internal generation. Renewable generation increased approximately 29% driven by new generation sources including Badger Hollow II.

Excluding deferred fuel costs, purchased power decreased $5.9 million. The decrease in purchased power was due to an approximately 22% decrease in market purchases as a result of lower customer sales and increased internal generation. In addition, there was an approximately 1% decrease in average cost. Deferred fuel cost recovered during the nine months ended September 30, 2024, was $6.5 million compared to $2.5 million in the same period of the prior year.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Nine Months Ended September 30,			Nine Months Ended September 30,
rate per therm of retail customer)	2024	2023	% Change	2024	2023	% Change
Residential	$72,057	$86,131	(16.3)%	61,696	66,948	(7.8)%
Commercial/Industrial	43,292	55,726	(22.3)%	62,193	66,584	(6.6)%
Total retail	115,349	141,857	(18.7)%	123,889	133,532	(7.2)%
Gas transportation	5,003	5,354	(6.6)%	51,648	53,319	(3.1)%
Other revenues	409	466	(12.2)%	—	—	—%
Total	$120,761	$147,677	(18.2)%	175,537	186,851	(6.1)%
Heating degree days (normal 4,496)				3,640	3,999	(9.0)%
Average rate per therm of retail customer	$0.931	$1.062	(12.3)%

Gas revenue decreased $26.9 million during the nine months ended September 30, 2024, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$(15.1)
Decrease in volume	(9.7)
Other	(2.1)
Total	$(26.9)

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail gas customers by approximately 2.44%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during the nine months ended September 30, 2024.

The average retail rate per therm excluding customer fixed charges for the nine months ended September 30, 2024, decreased approximately 12% compared to the same period in the prior year, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

•
Volume. For the nine months ended September 30, 2024, retail gas deliveries decreased approximately 7% compared to the same period in the prior year primarily attributable to unfavorable weather conditions in the first half of 2024.

•
Other. For the nine months ended September 30, 2024, other gas revenues decreased primarily related to lower residential customer fixed charges. The PSCW approved a reduction in the customer fixed charge component of the residential gas rate in the 2024 rate proceeding.

Cost of gas sold

Cost of gas sold decreased $27.5 million during the nine months ended September 30, 2024, compared to the same period in the prior year. Cost per therm decreased approximately 30% and therms delivered decreased approximately 7%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the nine months ended September 30, 2024, operations and maintenance expenses increased $11.8 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$7.0
Increased transmission costs	4.4
Increased electric production expenses	2.1
Increased electric distribution expenses	1.6
Decreased administrative and general costs	(3.2)
Decreased other expenses	(0.1)
Total	$11.8

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

•
Increased distribution expenses in 2024 are primarily related to the May 2024 storm response costs.

•
Decreased administrative and general costs are primarily related to a decrease in pension and other postretirement service costs. These costs are generally offset by electric revenue and do not have a significant impact on net income.

Consolidated depreciation expense

Electric depreciation expense increased $4.7 million and gas depreciation expense increased $0.9 million during the nine months ended September 30, 2024, compared to the same period in the prior year. MGE purchased West Riverside in March 2023 and Badger Hollow II was placed in service in December 2023. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income decreased $5.6 million and gas other income decreased $4.1 million during the nine months ended September 30, 2024, compared to the same period in the prior year, primarily related to pension and other postretirement excluding service costs.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the nine months ended September 30, 2024 and 2023, net income at the nonregulated energy operations segment was $18.0 million and $16.7 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the nine months ended September 30, 2024 and 2023, other income at the transmission investment segment primarily reflects ATC's operations and was $8.4 million and $7.9 million, respectively. In October 2024, FERC issued a ruling eliminating the risk premium in the ROE calculation resulting in a 4-basis point reduction in the base ROE from 10.02% to 9.98%. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC and FERC ruling on ROE.

All Other Operations - MGE Energy

Other income

The increase of $1.0 million in other income from all other operations during the nine months ended September 30, 2024, primarily results from decreased investment distribution losses from our venture capital funds compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity, and other priorities for utility companies such as greater sustainability.

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

	Nine Months Ended
	September 30,
(In millions)	2024	2023
MGE Power Elm Road	$11.7	$11.0
MGE Power West Campus	5.5	5.4

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2024, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of September 30, 2024, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Long-term Debt – MGE Energy and MGE

In October 2024, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $50 million of senior unsecured notes. See Footnote 6.c. of Notes to Consolidated Financial Statements in this Report for further information on the senior note issuance.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. In September 2024, MGE Energy began issuing new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan. MGE Energy also expects to generate funds from operations and both long-term and short-term debt financing. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2023 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2024 and 2023:

	MGE Energy		MGE
(In thousands)	2024	2023	2024	2023
Cash provided by (used for):
Operating activities	$209,836	$194,038	$206,703	$190,368
Investing activities	(167,611)	(156,490)	(165,511)	(151,636)
Financing activities	(38,845)	(39,309)	(41,226)	(41,626)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the nine months ended September 30, 2024, compared to the same period in 2023, were as follows:

(In millions)	MGE Energy	MGE
Lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers, primarily driven by a decrease in the price of natural gas	$51.4	$51.4
Changes in income taxes paid/received - includes $7.1 million proceeds from renewable tax credits transferred to other corporate taxpayers during the nine months ended September 30, 2024	11.3	13.5
Lower overall collections from customers, driven by lower purchased gas costs adjusted through the PGA customer rate	(34.2)	(34.2)
Higher payments for other operation and maintenance expenses	(8.7)	(10.3)
Higher payments for interest, driven by MGE's issuance of long-term debt during the second half of 2023	(4.1)	(4.1)
Other operating activities	0.1	—
Increase in cash provided by operating activities	$15.8	$16.3

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $11.1 million during the nine months ended September 30, 2024, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2024, were $164.1 million. This amount represents an increase of $13.8 million from the expenditures made in the same period in the prior year. This increase primarily reflects an increase in electric and gas utility expenditures.

Proceeds from the sale of investments increased $1.3 million during the nine months ended September 30, 2024, when compared to the same period in the prior year.

Capital contributions in ATC and other investments decreased $1.6 million during the nine months ended September 30, 2024, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $13.9 million during the nine months ended September 30, 2024, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2024, were $164.1 million. This amount represents an increase of $13.8 million from the expenditures made in the same period in the prior year. This increase primarily reflects an increase in electric and gas utility expenditures.

Capital Expenditures

The following table shows MGE Energy's forecasted capital expenditures for 2024 through 2029:

	Forecasted
(In thousands)	2024(a)	2025	2026	2027	2028	2029
Electric	$181,000	$203,000	$229,000	$247,000	$256,000	$276,000
Gas	38,000	28,000	28,000	30,000	29,000	27,000
Utility plant total	219,000	231,000	257,000	277,000	285,000	303,000
Nonregulated	7,000	9,000	9,000	9,000	11,000	9,000
MGE Energy total	$226,000	$240,000	$266,000	$286,000	$296,000	$312,000

(a)
Includes actual capital expenditures already incurred in 2024 and estimated capital expenditures for the remainder of the year.

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

MGE is targeting at least 80% carbon reduction from electric generation by 2030 (from 2005 levels) and net-zero carbon electricity by 2050. Solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal. In addition, natural gas generation projects help enable MGE's clean energy transition and ensure reliability for customers as the energy supply is decarbonized. MGE continues to evaluate solar, wind, battery storage, and natural gas generation projects that align with its goals as legacy fossil fuel-fired facilities are retired.

The following table provides further detail of MGE Energy's forecasted capital expenditures, separating spending into capital project categories for 2025 through 2029:

(In thousands)	Forecasted
For the years ended December 31,	2025	2026	2027	2028	2029
Electric renewables(a)	$131,000	$128,000	$174,000	$182,000	$202,000
Electric production	7,000	36,000	7,000	8,000	8,000
Electric distribution	65,000	65,000	66,000	66,000	66,000
Gas distribution	28,000	28,000	30,000	29,000	27,000
Utility plant total	231,000	257,000	277,000	285,000	303,000
Nonregulated	9,000	9,000	9,000	11,000	9,000
MGE Energy total	$240,000	$266,000	$286,000	$296,000	$312,000

(a)
Includes solar and wind generation and battery storage.

Our forecasted capital expenditures reflect the following significant renewable projects that are currently under construction or pending regulatory approval:

Project	Source	Ownership Interest	Share of Generation/ Battery Storage	Share of Estimated Costs(b)	Estimated Date of Commercial Operation
Paris(a)	Solar/Battery	10%	20 MW/11 MW	$61 million(c)(d)(f)	2024 Solar 2025 Battery
Strix	Solar	100%	6 MW	$12 million	2024
Darien(a)	Solar/Battery	10%	25 MW/7.5 MW	$63 million(c)(d)(f)	2025 Solar 2026 Battery
Koshkonong(a)	Solar/Battery	10%	30 MW/16.5 MW	$104 million(c)(d)(f)	2026 Solar 2027 Battery
Sunnyside(e)	Solar/Battery	100%	20 MW/40 MW	$112 million	2026 Solar 2027 Battery
High Noon(e)	Solar/Battery	10%	30 MW/16.5 MW	$99 million	2027 Solar 2027 Battery
Ursa(e)	Solar	10%	20 MW	$46 million	2027
Badger Hollow(e)	Wind	10%	11.2 MW	$36 million	2027
Whitetail(e)	Wind	10%	6.7 MW	$23 million	2027
Dawn Harvest(e)	Solar	10%	15 MW	$34 million	2028
Good Oak(e)	Solar	10%	9.8 MW	$22 million	2028
Gristmill(e)	Solar	10%	6.7 MW	$15 million	2028
Saratoga(e)	Solar/Battery	10%	15 MW/5 MW	$46 million	2028 Solar 2028 Battery

(a)
Approved by the PSCW.
(b)
Excluding AFUDC.
(c)
MGE received PSCW approval to recover 100% AFUDC.
(d)
See Footnote 12 of Notes to Consolidated Financial Statements in the Report for information on costs incurred.
(e)
Pending approval by the PSCW.
(f)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.

MGE continues to assess the potential impact of procurement disruptions on current and future solar projects that may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed, and expect to continue to file, notifications with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings. See further information on procurement disruptions discussed under "Other Matters" section below.

Columbia Energy Storage Project: In August 2024, MGE was included in a Joint Application to develop an Energy Dome closed-loop gas-to-liquid solution. This project would use vaporized liquid carbon dioxide to power an electric generating turbine. MGE holds a 19% ownership interest in this project.

West Riverside: In June 2024, MGE purchased an additional 25 MW of capacity of West Riverside for approximately $25 million. After purchase, MGE owns 50 MW of capacity of West Riverside. West Riverside is a natural gas-fired generating plant.

Electric and Gas Distribution: In 2024 through 2029, electric and gas capital expenditures include investment in enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted total capital expenditures for those years is approximately $57 million.

Cash Used for Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the nine months ended September 30, 2024, compared to the same period in 2023, were as follows:

(In millions)	MGE Energy	MGE
Issuance of common stock	$2.6	$—
Higher cash dividends paid, dividend rate per share ($1.305 vs. $1.243)	(2.3)	—
Higher cash dividends to parent (MGE Energy)	—	(1.0)
Lower distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(a)	—	1.3
Change in long-term debt(b)	(60.1)	(60.1)
Change in short-term debt borrowings, net	59.0	59.0
Other financing activities	1.2	1.2
Increase in cash flows from financing activities	$0.4	$0.4

(a)
The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.
(b)
During the nine months ended September 30, 2023, MGE issued $50 million of senior unsecured notes that were used to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds were tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	September 30, 2024	December 31, 2023
Common shareholders' equity	60.8%	59.9%
Long-term debt(a)	36.7%	38.1%
Short-term debt	2.5%	2.0%

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

Several petitions for review of FERC’s prior orders were filed with the United States Court of Appeals for the District of Columbia Circuit (the "Court") and an oral argument was held in November 2021. In August 2022, the Court ruled that four of the five arguments made by the complaining parties were unpersuasive. However, the Court agreed that FERC’s decision to reintroduce a risk-premium model into its ROE methodology was arbitrary and capricious. The Court vacated the underlying orders for the First Complaint Period and remanded to FERC for further proceedings. In October 2024, FERC issued a ruling eliminating the risk premium in the ROE calculation resulting in a 4-basis point reduction in the base ROE from 10.02% to 9.98%. FERC also affirmed its prior decision to dismiss the second complaint. ATC must provide refunds, with interest, by December 2025 covering the First Complaint Period and all periods following September 2016. Prior to the ruling, our share of ATC’s earnings reflected a possible loss of approximately $1.2 million, inclusive of interest and net of tax, for a possible additional refund for the First Complaint Period and for the period following the Second Complaint Period. As a result of the October 2024 ruling, during the fourth quarter 2024 our earnings in ATC will reflect an approximately $0.8 million reduction of our reserve.

We derived approximately 6.0% and 5.7% of our net income during the nine months ended September 30, 2024 and 2023, respectively, from our investment in ATC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the market risks disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 Annual Report on Form 10-K, except as noted below.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has increased by approximately 13% during the nine months ended September 30, 2024.

Item 4. Controls and Procedures.

During the third quarter of 2024, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2024, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2024, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the MGE Energy, Inc. Stock Plan, common stock shares purchased by plan participants may be either shares issued by MGE Energy or shares purchased on the open market, as determined from time to time by MGE Energy. Shares issued by MGE Energy are covered by an existing registration statement. Shares purchased in the open market are purchased at the direction of the plan participants by MGE Energy's transfer agent's securities broker-dealer for the accounts of those plan participants. Subject to the plan's restrictions, the timing and amount of open market purchases is determined by the plan participants and the broker-dealer. MGE Energy is not involved in the open market purchases. During 2024 through August 31, 2024, shares purchased under the Stock Plan have been purchased in the open market. MGE Energy began issuing new shares of common stock to participants in its Direct Stock Purchase and Dividend Reinvestment Plan in September 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of MGE Energy or MGE adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

MGE ENERGY, INC.

Date: November 6, 2024	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2024	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: November 6, 2024	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: November 6, 2024	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2024	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: November 6, 2024	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)