Form 10-K
period 2024-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2025-02-25
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2024

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

MGE Energy, Inc. ☐ Madison Gas and Electric Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Yes ☐ No ☒ Madison Gas and Electric Company Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 28, 2024 was as follows:

MGE Energy, Inc.	$2,699,541,335
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 12, 2025, were as follows:

MGE Energy, Inc.	36,507,340
Madison Gas and Electric Company	17,347,894

OMISSION OF CERTAIN INFORMATION

Madison Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed before April 29, 2025, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Forward-Looking Statements

Certain matters discussed in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that are not statements of historical facts are, or may be deemed to be, forward-looking statements. Such forward-looking statements are based on historical performance and current expectations, estimates, forecasts and projections about our future financial results, goals, plans, commitments, strategies and objectives, particularly related to future load growth, revenues, expenses, capital expenditures and rate recovery, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. Such statements involve inherent risks, assumptions and uncertainties, known or unknown, including internal or external factors that could delay, divert or change any of them, that are difficult to predict, may be beyond our control and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," "will," "commit," "target," "plan," and other similar words, and words relating to goals, targets and projections, generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Footnote 16. Commitments and Contingencies, and (b) other factors discussed herein and in other filings made by that registrant with the Securities and Exchange Commission (SEC).

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances after the date of this report, whether as a result of new information, future events, changed circumstances or otherwise, except as required by law.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cuts and Jobs Act of 2017
2020 Plan	MGE Energy's 2020 Performance Unit Plan
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ANR	ANR Pipeline
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
BART	Best Available Retrofit Technology
Blount	Blount Station
BTA	Best Technology Available
CA	Certificate of Authority
CBP	United States Customs and Border Patrol
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling Degree Days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COVID-19	Coronavirus Disease 2019 and its variants
COSO	Committee of Sponsoring Organizations
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Energy Center
Dawn Harvest	Dawn Harvest Solar Project
Dth	Dekatherms
EEI	Edison Electric Institute
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERM	Enterprise Risk Management
EV	Electric vehicles
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
Good Oak	Good Oak Solar Project

Gristmill	Gristmill Solar Project
Heating Degree Days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Project
IPCC	Intergovernmental Panel on Climate Change
IRA	Inflation Reduction Act
IRS	Internal Revenue Service
Koshkonong	Koshkonong Solar Energy Center
kVA	Kilovolt Ampere
KW	Kilowatt, a measure of electric energy generating capacity
kWh	Kilowatt-hour
MISO	Midcontinent Independent System Operator, Inc. (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NOx	Nitrogen Oxides
NYSE	New York Stock Exchange
OSCE	State of Wisconsin's Office of Sustainability and Clean Energy
Paris	Paris Solar and Battery Park
Paris Agreement	Paris Agreement under the United Nations Framework Convention on Climate Change
PCAOB	Public Company Accounting Oversight Board
PCBs	Polychlorinated Biphenyls
PFAS	Polyfluoroalkyl substances
the Petition	Petition for Judicial Review of Agency Action
PGA	Purchased Gas Adjustment clause
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
REC	Renewable Energy Credit
Red Barn	Red Barn Wind Farm
RER	Renewable Energy Rider
ROE	Return on Equity
RTO	Regional Transmission Organization
Saratoga	Saratoga Wind Farm
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOFR	Secured Overnight Funding Rate
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Sunnyside	Sunnyside Solar and Battery Project
Tyto	Tyto Solar Fields
UFLPA	Uyghur Forced Protection Act
Ursa	Ursa Solar Project
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Marinette	West Marinette Power Station
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
Working Capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WPSC	Wisconsin Public Service Corporation
WRO	Withhold Release Order
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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
•
All other – investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, and North Mendota, and Corporate functions.

See Footnote 22 to the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for more information regarding MGE Energy's business segments.

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

As a public utility, MGE is subject to regulation by the PSCW and the FERC. The PSCW has authority to regulate most aspects of MGE's business including rates, accounts, the issuance of securities, and plant siting. The PSCW also has authority over certain aspects of MGE Energy as a holding company of a public utility. FERC has jurisdiction, under the Federal Power Act, over certain accounting practices and certain other aspects of MGE's business.

MGE Energy's subsidiaries are also subject to regulation under local, state, and federal laws regarding air and water quality and solid waste disposal. See "Environmental Regulation" below for additional information regarding the environmental regulations to which MGE Energy and its subsidiaries are subject.

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

As of December 31, 2024, MGE supplied electric service to approximately 167,000 customers, with approximately 91% located in the cities of Fitchburg, Madison, Middleton, and Monona, Wisconsin and 9% in adjacent areas.

Electric sales, customers, and revenues for 2024 were comprised of the following:

Electric operations accounted for approximately 74%, 71%, and 65% of MGE's total 2024, 2023, and 2022 regulated revenues, respectively.

See Part I, Item 2. Properties, of this Report for a description of MGE's electric utility plant.

MGE is registered with North American Electric Reliability Corporation (NERC) and one regional entity, the Midwest Reliability Organization. The essential purposes of these entities are to develop and implement regional and NERC reliability standards and determine compliance with those standards, including enforcement mechanisms.

Transmission

In 2001, American Transmission Company LLC (ATC) was collectively formed by Wisconsin-based utilities which were required by Wisconsin law to contribute their transmission facilities to an independent system operator. ATC continues to be owned by those utilities and their affiliates. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service. ATC is also regulated by the PSCW for some aspects of its governance and is a transmission-owning member of the MISO.

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

MGE's electric energy delivery requirements were satisfied from the following fuel sources:

(in MWh)	2024	2023	2022
Coal(a)	1,452,156	1,359,691	1,219,793
Natural gas	654,406	566,972	539,265
Renewable sources(b)	840,060	715,369	759,194
Fuel oil	489	544	475
Purchased power - other(c)(d)	537,445	744,120	919,052
Total fuel sources	3,484,556	3,386,696	3,437,779

Adjusted total fuel sources(d)	3,814,229	3,643,267	3,741,207

(a)
MGE's coal generation for electric supply may fluctuate from year to year. Generation sources change based on lowest cost generation available. MGE continues to drive its commitment to achieve our emission reduction goals through the continuing addition of renewable generation and its transition plan to eliminate coal as a fuel source.
(b)
Includes both internal generation and purchased power.
(c)
Includes third-party purchased power and MISO market activity. A significant percentage of MGE's electric supply comes from internal generation sources. MGE supplements this internal generation with long-term purchase power agreements and spot purchases in the MISO market.
(d)
The MISO market consists of two energy markets, the Day-ahead market and the Real-time market. The table above nets purchases and sales within the same hour in the two MISO markets. For the years ended December 31, 2024, 2023, and 2022, the amount netted between Day-ahead and the Real-time MISO markets was 329,672 MWh, 256,571 MWh, and 303,428 MWh, respectively. These amounts are reflected in "Adjusted total fuel sources."

Environmental Initiatives – Electricity Generation

MGE is working toward a more sustainable future for the benefit of its investors, employees, customers and the broader community in its service area. MGE is targeting net-zero carbon electricity by 2050 and MGE has committed to achieving carbon reductions of at least 80% by 2030 (from 2005 levels).

MGE's carbon reduction goals are generally aligned with those of the scientific community, and specifically with the Intergovernmental Panel on Climate Change (IPCC) and its recommendation of limiting global temperature increases to 1.5 degrees Celsius above pre-industrial levels. In 2020, the University of Wisconsin-Madison's Nelson Institute for Environmental Studies released its analysis of MGE's goal of reaching net-zero carbon electricity by 2050. The IPCC modeling available suggested that by 2050, emissions from electricity generation in industrialized countries should be 87% to 99% lower than the 2005 baseline. The analysis determined that our 2050 goal is in line with model benchmarks to limit global warming to 1.5 degrees Celsius above pre-industrial levels.

MGE is working to achieve a more sustainable energy future using the best, most cost-effective technologies as they become available. MGE's future path to achieve its target of 80% carbon reduction by 2030 (from 2005 levels) is based on the planned transition away from coal and the planned addition of new renewable generation to reach our ultimate target of net-zero carbon by 2050. MGE already has taken action toward its goals:

•
Transitioning away from coal - MGE has announced plans to transition away from coal-fired generation and has no sole ownership of coal-fired assets. This transition will help MGE meet its 2030 carbon reduction goal. By the end of 2032, MGE expects to eliminate coal as an owned generation source.
o
Columbia - MGE and the other co-owners of Columbia, a two-unit coal-fired generation facility, announced plans to retire Columbia Unit 1 and Unit 2 by the end of 2029. MGE and Columbia’s co-owners plan to explore converting at least one unit to natural gas before its retirement. MGE currently owns 19% of the facility. Final timing and retirement dates are subject to change depending on operational, regulatory, capacity needs, and other factors impacting one or more of the Columbia co-owners. With the planned retirement of both units at Columbia, MGE will have eliminated approximately two-thirds of the company’s current coal-fired generation capacity by 2030.
o
Elm Road Units – MGE along with the plant co-owners, announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. Transition plans and costs will be subject to PSCW approval. By the end of 2030, MGE expects coal at the Elm Road Units to be used only as a backup fuel and a full transition away from coal by the end of 2032.
•
Renewable generation and storage - Solar, wind, and battery storage projects play a critical role in MGE's strategy for reducing carbon in pursuit of MGE's goal of achieving net-zero carbon electricity by 2050. Additionally, MGE plans to reduce its use of fossil fuels and work to help customers with energy efficiency and electrification, including the electrification of transportation.

Since 2015, MGE has added 222 MW of solar and 93 MW of wind generation facilities to its electric renewable generation portfolio. See Item 2. Properties below for further information on these facilities. In addition, MGE expects to add approximately 178 MW of solar, 18 MW of wind, and 118 MW of battery storage, which include projects approved or pending PSCW approval, by the end of 2028.

MGE is partnering with the other co-owners of Columbia to construct a compressed carbon dioxide long-duration energy storage system, known as the Columbia Energy Storage project. MGE's 19% share will be 3 MW. The project was selected for a grant from the U.S Department of Energy. If the Columbia Energy Storage project is approved by the PSCW, the project would be the first of its kind in the United States.

MGE is working to achieve a more sustainable energy future by investing in cost-effective renewable generation and innovative new technologies and services for customers. MGE has emphasized this innovation by developing customer programs to address climate change and encourage our customers to use clean energy. A portion of MGE's renewable generation is dedicated to customer programs such as the Renewable Energy Rider (RER) and Shared Solar Program. The RER and Shared Solar programs reduce MGE's carbon emissions while providing customers the ability to purchase renewable energy to meet their energy needs.

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

Shared Solar Program – This program provides an option for residential and small business customers to power their household or business with locally generated solar energy for up to half of their annual energy use. The first solar array associated with this program, owned by MGE, became operational in 2017 for 500 KW capacity. MGE expanded the program by completing construction of a second solar facility (Morey Field), which added 3.5 MW of capacity to the program. Pending approval by the PSCW, an additional 2 MW will be added to the program from Strix Solar, which was completed in 2025.

Electrifying Transportation - The electrification of transportation is a key strategy for reducing carbon emissions. MGE has established a network of more than 50 charging stations, powered by renewable energy, serving the growing number of electric vehicles (EV) in MGE's service area. The EV fast charging hubs feature some of the most powerful EV chargers in the Midwest. Charge@Home, MGE's home EV charging program, makes it easy for EV drivers to charge efficiently and conveniently. We have continued to add EVs to our fleet and are targeting 100% all-electric or plug-in hybrid light-duty vehicles by 2030. Additionally, we are working with the City of Madison to further the electrification of its vehicles and buses. The City of Madison currently has a goal of using 100% electric buses for its' new Bus Rapid Transit system located in the downtown region.

•
Natural gas as a fuel source - As part of MGE's continued energy transition plan, MGE plans to invest in additional natural gas plants and storage facilities. These power sources are vital to the success of our carbon reduction goals as they will provide reliable energy to dependably serve demand, while MGE continues to build out its renewable generation infrastructure and complete its full transition away from coal. In early 2023, MGE purchased 25 MW in the West Riverside Energy Center (West Riverside), a highly efficient, state-of-the-art natural gas-fired plant in Beloit, Wisconsin. In June 2024, MGE purchased an additional 25 MW of capacity in West Riverside. Natural gas has lower carbon emission rates compared to coal-fired generation. MGE has additional investments in natural gas generators planned for the future to ensure adequate dispatchable capacity requirements are met.

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

Purchased power

MGE enters into short- and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. As of December 31, 2024, MGE has 30 MW of a renewable purchase power commitment for each of the next three years.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,684 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

As of December 31, 2024, MGE supplied natural gas service to approximately 178,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 50 townships. Gas sales, customers, and revenues for 2024 were comprised of the following:

Gas operations accounted for approximately 26%, 29%, and 35% of MGE's total 2024, 2023, and 2022 regulated revenues, respectively.

MGE can curtail gas deliveries to interruptible customers. These are customers who agree to reduce their load in the case of an emergency interruption. In 2024, 2023, and 2022, approximately 2%, 3%, and 3%, respectively, of retail gas deliveries were to interruptible customers.

Environmental Initiatives - Natural gas distribution

Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system in a quick and cost effective manner. For customers who want to reduce their environmental footprint further, MGE introduced a renewable natural gas program in May 2024, after approval by the PSCW. MGE purchases renewable thermal credits on behalf of customers who voluntarily elect in the program to offset the emissions associated with the customer's monthly natural gas usage.

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

During the winter months, when customer demand is typically higher, MGE is primarily concerned with meeting its obligation to customers. MGE meets customer demand by using firm supplies under contracts finalized before the heating season, supplies in storage (injected during the summer), and other firm supplies purchased during the winter period.

Annually, through our contracts with ANR, a total of approximately 6.5 million Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, in coordination with other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, a wholly-owned subsidiary of MGE Energy. As of December 31, 2024, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to explore electric transmission development and investments outside of Wisconsin, which typically have long development and investment lead times before becoming operational. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary of MGE Energy. As of December 31, 2024, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

Environmental Regulation

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which we conduct our operations, the costs of those operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules could have the potential to have a material effect on our capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on the previous treatment of environmental compliance projects. In addition to the regulations discussed below, MGE continues to track state and federal initiatives such as potential state and federal regulations governing surface water and/or groundwater containing per- and polyfluoroalkyl substances (PFAS), potential changes to regulations governing polychlorinated biphenyl (PCB), potential changes to air and water standards, and potential climate change legislation.

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 and Unit 2 by the end of 2029. Final timing and unit retirement dates are subject to change depending on operational, regulatory, capacity needs, and other factors impacting the Columbia co-owners. The effects of the environmental compliance requirements discussed below will depend upon the final Columbia retirement dates approved, applicable regulations at that time, and required compliance dates.

Water Quality

Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

The EPA's promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. MGE's Columbia plant and Elm Road Units are subject to this rule. In May 2024, the EPA finalized the ELG rule that further regulates wastewater discharges associated with coal-fired power plants. The rule focuses on wastewater discharges from flue gas desulfurization, combustion residual leachate, and bottom ash transport water. The rule also regulates legacy wastewater that is discharged from certain surface impoundments.

See Footnote 16.a. of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of compliance plans for Columbia and the Elm Road Units. Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that cooling water intake structures at electric power plants meet best available technology (BTA) standards to reduce mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens of cooling water intake structures). The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to WPDES permits, which govern plant wastewater discharges.

Blount received its most recent WPDES permit from the Wisconsin Department of Natural Resources (WDNR) in October 2023. Blount's latest WPDES permit assumes that the plant meets BTA standards for entrainment for the duration of this permit which expires in 2028. The WDNR included a requirement to conduct an optimization study to demonstrate compliance with impingement BTA standards in the latest permit which needs to be completed by January 2028. Once the WDNR determines the impingement requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements. Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

Intakes at Columbia are subject to this rule. The Columbia operator timely submitted its renewal application to the WDNR. BTA improvements required by the future renewal permit will be coordinated with the owners' plan to retire both units by the end of 2029. MGE will continue to work with Columbia's operator to evaluate regulatory requirements in light of the planned retirements. MGE does not expect this rule to have a material effect on Columbia.

Air Quality

Air quality regulations promulgated by the EPA and WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on the emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), hazardous air pollutants and other pollutants, and require permits for the operation of emission sources. These permits must be renewed periodically. Various newly enacted and/or proposed federal and state initiatives may result in additional operating and capital expenditure costs for fossil-fueled electric generating units. Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

Ozone NAAQS

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area for the 2015 Ozone NAAQS. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation will have a direct material effect on the Elm Road Units.

Fine Particulate Matter (PM2.5) NAAQS

In March 2024, the EPA published a final rule to lower the average annual PM2.5 NAAQS from 12 ug/m3 to 9 ug/m3, effective May 2024. The new annual PM2.5 NAAQS could impact Milwaukee County, where the Elm Road units are located, if the county is determined to be in nonattainment. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which would likely include additional limitations for new and modified plants in the county. With the planned transition of the Elm Road Units to natural gas, there is a low probability for the need of additional emission limitations. However, the final impact of this rule will not be known until PM monitoring data from 2023 and 2024 is evaluated and approved, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

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

In 2023, the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. The EPA has temporarily halted the enforcement of the Good Neighbor Plan's requirements for all pollution sources in states affected by the plan, including Wisconsin. This action follows legal challenges to the plan. While the EPA addresses these concerns, interim rules have been implemented. See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion of the proposed rule.

Clean Air Visibility Rule

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the Clean Air Visibility Rule, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR satisfies the requirements of BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions, which include the planned Columbia unit retirements. Given that the Wisconsin SIP recognizes the Columbia unit retirements as part of its emission reduction plan, MGE does not anticipate further obligations with respect to this rule at Columbia. MGE will continue to monitor legal developments and any future updates to this rule.

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

MGE has taken steps to address GHG emissions. MGE is targeting net-zero carbon electricity by 2050. In January 2022, MGE built on previously set carbon emissions goals for 2030, announcing a goal to reduce carbon at least 80% by 2030 (from 2005 levels) as MGE works toward achieving net-zero carbon electricity. This goal surpassed MGE's previous expectation to reduce carbon emissions at least 65% by 2030. MGE has an ongoing transition plan to eliminate coal generation with the retirement of Columbia by the end of 2029 and Elm Road transition from coal to natural gas by the end of 2032. Also under the 2030 framework, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. See "Electric Utility Operations - Fuel supply and generation" above for further information.

Building upon MGE's long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system – through the evolution of new technologies, such as renewable natural gas – it will. MGE is working to reduce overall emissions from its natural gas distribution system in a quick and cost-effective manner.

Greenhouse Gas Reduction Guidelines under the Clean Air Act 111(d) Rule

In May 2024, the EPA published its final performance standards and emission guidelines under section 111(b) of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil-fuel fired boilers used to produce electricity. The final rule grants some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule establishes a process where states must submit plans to the EPA for establishing standards. States will have two years from the publication date of these rules to submit plans to the EPA for review and approval. The EPA has indicated that it is separately developing performance standards and emission guidelines for GHG emissions from existing natural gas-fired combustion turbines. MGE's preliminary evaluation of the final rule shows that MGE meets the requirements for the gas-fired boilers at Blount. Furthermore, MGE will meet the requirements for the coal-fired units at Columbia through planned unit retirements and the Elm Road Units through its transition to natural gas. MGE will monitor for any upcoming rulemaking planned for gas-fired combustion turbines.

Federal Action on Climate Change

In January 2025, President Trump signed several executive orders relating to energy and climate policy, including directing his administration to withdraw the U.S. from the Paris Climate Accords. MGE is following the development of recommendations and plans developed by agencies as a result of executive orders, as well as other executive actions taken by the Trump administration, to determine their applicability to MGE's decarbonization, investment and environmental compliance plans and to evaluate any potential impact to our operations.

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

In May 2024, the EPA published its final CCR Legacy Rule. The CCR Legacy Rule applies to previous closed disposal sites. Columbia's operator has evaluated the rule and determined that parts of the rule apply to Columbia's previously closed site.

See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion of compliance costs for Columbia. Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

Renewable Energy Standards

Wisconsin law establishes a minimum amount of energy MGE must supply from renewable sources. MGE currently exceeds the applicable minimum requirement of approximately 8%. The costs to comply with this requirement are being recovered in rates.

Human Capital

MGE Energy and MGE are committed to attracting, developing, and retaining a sustainable workforce and aim to foster a diverse, equitable, and inclusive culture.

As of December 31, 2024, MGE Energy and its subsidiaries had 717 employees, 314 of whom were covered by collective bargaining agreements as described below:

Union	Number of Employees Represented	Expiration of Collective Bargaining Agreement
Local Union 2304 of the International Brotherhood of Electrical Workers	233	April 30, 2028
Local Union No. 39 of the Office and Professional Employees International Union	77	May 31, 2028
Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union	4	October 31, 2028

As of December 31, 2024, women and ethnic minorities represented 25% and 10% of our total workforce, respectively.

Governance

The Human Resources and Compensation Committee of the Board of Directors of MGE Energy oversees MGE Energy's human resource strategies. It also evaluates performance (reviewing the salaries, fees and other benefits of officers and directors and recommending compensation adjustments to the board), oversees the design and development of new, and revisions to, compensation and benefit plans, and assists the Board and the Board's Governance Committee with policies. Such policies related to Stock Ownership Guidelines, the recovery, or the "clawback" of, excess compensation based on erroneous data, and succession planning.

Development and Training

The energy industry is ever-changing. MGE believes it is important to continue to engage human capital resources as the industry evolves. MGE is committed to sustainable workforce practices such as career development and training. MGE offers all employees the opportunity to learn and grow—whether the goal is to increase job proficiency, improve decision-making skills, or prepare for new roles and responsibilities. MGE works to provide employees with the tools they need to be successful in their careers. This strategy is essential given MGE's aging workforce. All employees have access to a variety of learning resources to help ensure they are equipped with the knowledge and skills to effectively navigate the evolving utility industry.

Workplace Culture

MGE supports an inclusive, respectful work environment where individuals and groups can achieve their full potential. MGE seeks to attract and retain the best people to do the job. A wide range of backgrounds, cultures, and experiences strengthens MGE's work environment. MGE's goal is to create a healthy, inclusive, and productive work environment for all MGE employees. MGE has an employee-led steering team that works to engage employees and identify opportunities for supporting diversity, equity and inclusion throughout the workforce. As a community energy company, this commitment creates value-added partnerships with the broader community.

Safe and Healthy Working Conditions

"We power safety. Work safe. Home safe." That is the commitment at MGE, and it is embraced by employees. MGE's journey to safety excellence is guided by the Safety Steering Team. The team meets regularly to examine safety topics and to identify and to prioritize continuous improvement opportunities. MGE goes beyond applicable occupational health and safety standards by involving employees from all levels of the organization in the continuous improvement of the company-wide safety culture. MGE's continuous improvement process incorporates safety perception surveys, improvement projects, and monitoring of leading indicators. Stop Work Authority is an employee-developed program to communicate the right every worker has to stop any unsafe work activity.

MGE encourages employees across the company to make health and wellness a priority. Good health brings vitality and energy to employees' work lives and home lives. MGE's programs to promote health and wellness include hybrid work schedules, the Healthy Rewards program, and access to occupational therapists for sprain and strain prevention and ergonomic assessments.

Financial Information About Segments

See Footnote 22 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report for financial information relating to MGE Energy's and MGE's business segments.

Information About our Executive Officers

The names, ages, and positions of MGE Energy and MGE's executive officers are listed below along with their business experience during the past five years.

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a)	Chairman of the Board, President, and Chief Executive Officer	10/01/2018 – present	13
Age: 53

Jared J. Bushek(a)	Vice President – Chief Financial Officer and Treasurer	03/01/2023 – present	9
Age: 44	Vice President – Finance, Chief Information Officer and Treasurer	09/01/2020 – 03/01/2023
	Assistant Vice President – Chief Information Officer	07/23/2015 – 09/01/2020

Lynn K. Hobbie(b)	Executive Vice President – Marketing and Communications	03/01/2017 – present	30
Age: 66

Jenny L. Lagerwall(a)	Assistant Vice President – Accounting and Controller (Chief Accounting Officer)	07/01/2024 – present	1
Age: 41	Assistant Vice President – Accounting	03/01/2024 – 07/01/2024
	Director – Financial Reporting	10/01/2015 – 03/01/2024

James J. Lorenz(b)	Vice President – Energy Operations	05/01/2021 – present	6
Age: 58	Assistant Vice President – Energy Operations	10/01/2018 – 05/01/2021

Cari Anne Renlund(a)	Vice President, General Counsel and Secretary	09/01/2020 – present	9
Age: 51	Vice President and General Counsel	11/02/2015 – 09/01/2020

Scott R. Smith(b)	Vice President – Business and Regulatory Strategy	05/01/2021 – present	6
Age: 53	Assistant Vice President – Business and Regulatory Strategy	03/01/2018 – 05/01/2021

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

MGE is subject to oversight and monitoring by MISO. Possible changes to MISO's accredited capacity methodology may impact generating facilities such as solar and wind which may require adjustments to the current resource plan. We may need to add additional resources to comply with MISO's planning reserve margin requirements or procure capacity in the market whereby such costs might not be recovered in rates. The lack of availability of new and existing generating facilities may also impact our current resource plan in order to conform our plan with MISO's methodology.

ATC, in which we have an investment, is subject to regulation by FERC as to, among other things, rates.

Our utility revenues are subject to regulatory proceedings and/or negotiated settlements, which can affect our ability to recover, and the timing of recovery of, costs that we incur in our operations.

Our utility customer rates have a material impact on our financial condition, results of operations, and liquidity. Our ability to obtain adjustments to those rates depends upon timely regulatory action under applicable statutes and regulations. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who focus on differing elements of the rate setting process, including environmental matters and addressing affordability concerns. Decisions are subject to judicial review, potentially leading to additional uncertainty associated with the approval proceedings. Rate regulation provides us an opportunity to recover costs that have been reasonably incurred and the ability to earn a reasonable rate of return on invested capital. However, we have no assurance that our regulators will consider all of our costs to have been reasonably incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide a reasonable return on equity. We estimate the impacts of changes in customer growth and weather as part of our customer rates. Any reduction of sales from these factors may not result in rates that fully recover our costs and may require adjustments to our rates, which we cannot guarantee will be approved.

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

MGE must adhere in its electric distribution system to mandatory reliability standards established by NERC. These standards cover areas such as critical infrastructure protection, emergency preparedness, facility design, and transmission operations, among others. The critical infrastructure protection standards focus on physical and access security of cyber assets, as well as incident response and recovery planning. Compliance with these standards affects our operating costs and any noncompliance could result in sanctions, including monetary penalties.

We are subject to changing environmental laws and regulations that may affect our costs and business plans.

We are subject to environmental laws and regulations that affect the manner in which we conduct business, including capital expenditures, operating costs, and potential liabilities. There is uncertainty regarding whether and how the current and future Presidential administrations will address climate change-related matters, including restrictions on greenhouse gas emissions, such as carbon. While it is difficult to know the extent of possible legislation or regulatory activity, there may be an increase in the number and scope of environmental laws and regulations aimed at carbon sources, including fossil-fueled generation and the transportation of natural gas. These possible changes, as well as evolving consumer sentiment, have affected and may continue to affect our business plans, make them more costly, or expose us to liabilities for past, present, or future operations.

Numerous environmental laws and regulations govern many aspects of our present and future operations. These include: air emissions limits and reporting; ambient air quality standards; water quality; water intake and discharges; wetlands; solid and hazardous waste; handling and disposal of hazardous substances; protection of endangered resources, such as threatened and endangered species, protection of cultural resources and archaeological sites; remediation and management of contaminated sites; and control of potential pollution from electric and gas construction sites. These evolving regulations have affected us, and may continue to affect us by, among other items:

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

Our subsidiaries have incurred and may continue to incur costs from more stringent regulation of GHG from power plants, natural gas delivery, GHG used in power distribution, and efficiencies lost during power distribution. While it is difficult to know the extent of possible legislation or regulatory activity, the federal government may consider, and could pass, some form of greenhouse gas legislation or regulations. In addition, litigation by environmental nongovernment organizations targeting GHG emissions from the electric power industry may also occur if the federal government fails to act on greenhouse gas initiatives.

We face risk regarding the recovery of fuel and purchased power costs.

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

If corporate tax rates or policies are changed, we may be required to take material charges against earnings. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of those tax increases in revenues. In addition, certain IRS tax policies, such as tax normalization and Treasury Regulations and guidance issued in connection with the IRA, may impact our ability to economically deliver certain types of resources relative to market prices. There is uncertainty regarding whether and how the current and future Presidential administrations or U.S. Congress will address tax policy and regulation.

We have historically reduced our consolidated federal and state income tax liability with the use of various tax credits under the applicable tax codes. We may not be able to fully use tax credits if our future federal and state taxable income and related income tax liability is insufficient to permit their use or if we are unable to transfer tax credits to a third party. In addition, any future disallowance of some or all of those tax credits as a result of legislation or an adverse determination by one of the applicable taxing jurisdictions could materially affect our tax obligations and financial results. The IRA introduced new labor requirements that are conditions to qualification for renewable tax credits. Failure to meet these requirements on renewable projects that began construction after January 28, 2023, could result in a significant reduction in the amount of renewable tax credits, which could adversely impact our financial condition and results of operations.

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

The demand for electricity and gas is affected by weather. Very warm and very cold temperatures, especially for prolonged periods, can dramatically increase the demand for electricity and gas for cooling and heating, respectively, as opposed to the softening effect of more moderate temperatures. Our electric revenues are sensitive to the summer cooling season and, to a lesser extent, the winter heating season. Similarly, very cold temperatures can dramatically increase the demand for gas for heating. A significant portion of our gas system demand is driven by heating. Extreme summer conditions or storms may stress electric systems, resulting in increased maintenance costs and limiting our ability to meet peak customer demand.

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

Our operations could be adversely affected by global climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our operations. Physical risks arising from extreme weather events and changing climate patterns, including swings in intensity, disruption of operations, infrastructure damage, and impact of customer demand. Extreme weather events could lead to substantial financial losses including increased maintenance costs, or unanticipated capital expenditures. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process. We may also incur costs associated with actions taken due to investor interest in reducing our subsidiaries' reliance on fossil fuel generation, and coal in particular. Investors may also move away from investing in fossil fuel generated electricity for reputational or perceived risk-related reasons, which could raise our costs of attracting capital. If we are seen as being proactive in addressing concerns we may experience reputational issues among our customers and the communities that we serve. Those issues could affect customers' energy choices, including efforts at self-supply, and could affect the handling and treatment of our rate requests and cost recovery. We cannot provide any assurance regarding the potential impacts of climate change or related policies and regulations to reduce GHG emissions on our operations, which could have a material adverse impact on our financial condition and results of operations.

The ability to obtain an adequate supply of coal could limit the ability to operate the co-owned coal-fired facilities from which we receive a significant portion of our electric supply.

Changes to the availability of coal and the means to transport coal could:

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

A significant portion of our electric generating capacity is dependent on coal. Demand for coal has been, and may continue to be, impacted by prevailing prices for natural gas and coal plant closures and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of our fuel suppliers, has affected, and could in the future affect our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to fulfill the underlying obligation at higher prices. The Columbia plant operator has been, and the plant operators may be, forced to reduce generation at our jointly-held coal units, which would cause us to replace this generation through additional power purchases from third parties. These factors may also affect the terms under which any of the existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

Our ability to manage our purchased power costs is influenced by a number of uncontrollable factors.

We have been, and will continue to be, exposed to additional purchased power costs to the extent that our power needs cannot be fully covered by the supplies available from our existing facilities and contractual arrangements. Those needs, and our costs, could be affected by:

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

Weather conditions, accidents, and catastrophic events can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take place over prolonged periods or may be unsuccessful. We may also be unable to make the necessary improvements to our operational system, causing service interruptions. Furthermore, our facilities are interconnected with third-party transmission providers. Damage to or failures of these providers' equipment or facilities is out of our control but could lead to service interruptions. Any resulting interruption of services would result in lost revenues and additional costs. Lack of gas or decreased gas pressure from interstate pipeline systems may result in unexpected energy interruptions and may lead to additional costs for alternative energy sources. We are also exposed to the risk of accidents or other incidents that could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

Our operations and confidential information are subject to the risk of physical or cyber attacks, which could have an adverse effect on our business and performance.

We operate in a highly engineered industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, operate our control facilities, provide electric and gas service to our customers, and enable compliance with applicable regulatory requirements. Our generation and distribution facilities and computer-based systems and other infrastructure or physical assets are vulnerable to interruption, the introduction of viruses, malware, ransomware, security breaches, terrorist-style attacks, fire, power loss, system malfunction, network outages, unauthorized access, and other events that may be beyond our control. System interruptions or failures, whether isolated or more widespread, could impact our ability to provide service to our customers, which could have a material adverse effect on our operations and financial performance.

Generation, transmission systems, and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers' operations, could also negatively impact our business.

Our business includes the collection and retention of personally identifiable information of our customers, shareholders, and employees, who expect that we will adequately protect such information. In some cases, we outsource certain functions to vendors that could be targets of cyber attacks. A significant theft, loss, or fraudulent use of personally identifiable information may cause our business reputation to be adversely impacted and could lead to potentially large costs to notify and protect the impacted persons and subject us to legal claims, fines, or penalties.

We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. While we have not been subject to cyber incidents that have had a material impact on operations to date, the safeguards we have may not always be effective due to the evolving nature of cyber attacks. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. We cannot guarantee that the protections we have in place will be completely successful in the event of a cyber attack. If the technology systems were to fail or be breached by a cyber attack, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions, equipment may fail to work and confidential data could be compromised, any additional costs may not be recoverable in rates, or may exceed cyber insurance limits, or may not be covered by cyber insurance and could adversely impact our results of operations.

Catastrophic and unpredictable events, including, but not limited to, terrorist or other physical attacks, could have a material adverse effect on our business.

A terrorist attack, war, natural disaster, wildfire, severe storms, pandemic virus or disease, or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and operating results by: interrupting our normal business operations; causing employee absences or casualties, including loss of our key employees; interrupting or affecting supplier operations; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. No assurance can be given that future losses for such events will not exceed the limits of our insurance coverage, if applicable. Facilities for electric generation, transmission, and gas and electric distribution are potential targets of terrorist threats and activities, including both physical or cyber attacks. A terrorist act or catastrophic event at our facilities or the facilities of other companies to which we are interconnected could result in a disruption of our ability to generate, transmit, transport, purchase, or distribute electricity or natural gas. Such an event would have additional adverse effects, including environmental ramifications, increased security and insurance costs, as well as general economic volatility or uncertainty within our service territories. The inability to maintain operational continuity and any additional costs incurred for repairing our facilities or making alternative arrangements could materially and adversely affect our financial condition and results of operations.

We face risk in connection with the completion of significant capital projects.

Our capital projects, such as our renewable generation and storage projects, are subject to various completion risks that could cause increases in costs or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the contractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions or tariffs; legal action; and unforeseen engineering or technology issues. In the case of our renewable generation projects, we may face delays in the completion of the necessary transmission system connections or upgrades to accommodate the project.

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

Some of our current long-term goals include MGE's targeting of net‐zero carbon electricity by 2050 and MGE's Energy 2030 framework, which describes our plan for growth in renewables generation. MGE is working to achieve a more sustainable energy future using cost‐effective renewable generation and storage technologies. Management established these goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. These long-term goals are based on certain assumptions regarding the timing, scope, and relative costs of technological advancements, including generation, storage and energy use technologies; levels of customer participation in programs and partnerships, which will be critical to the achievement of the goals; our ability to transition or displace existing coal-fired resources; our ability to complete renewable generation and storage projects in a timely manner and within approved budgets; our ability to obtain recovery of costs in rates; and our ability to obtain the necessary permits or licenses for such projects. These assumptions may differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals in the timeframe projected or at all.

Failure to attract and retain an appropriately qualified workforce could affect our operations.

We must attract, train, and retain a workforce to meet current and future needs. Events such as an aging workforce without sufficient replacement workers, mismatch of skill sets to future needs, labor market conditions, evolving employee culture expectations, or unavailability of contract resources may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and time required for replacement employees to develop necessary skills. Failure to identify qualified replacement employees could increase costs as a result of decreased productivity and increased safety incidents. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected. We are also subject to multiple collective bargaining agreements covering approximately 314 employees. Future negotiation of these collective bargaining agreements could lead to work stoppages or other disruptions to our operations, which could adversely affect our financial condition and results of operations.

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

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. Our borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk means that we are exposed to potential increased financing costs and associated cash payments as a result of changes in short-term interest rates.

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

The credit markets have experienced disruption and uncertainty. To the extent that such issues affect the ability or willingness of credit providers or investors to participate in the credit markets or particular types of investments, or affect their perception of the risk associated with particular types of investments, our cost of borrowing could be affected. Furthermore, if we are unable to access the capital and credit markets on favorable terms, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt. We also rely on our credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, borrowing costs would increase, the number of potential investors could decrease, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties.

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 1C. Cybersecurity.

MGE Energy and MGE

Risk management and strategy

MGE manages its cybersecurity risk in accordance with the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Using the core functions of the NIST framework – identify, protect, detect, respond, recover, and governance – MGE employs a cybersecurity strategy program with input from its information technology (IT) leadership, senior management, and MGE Energy's Board of Directors (the Board). MGE maintains policies and procedures concerning cybersecurity matters, including those related to antivirus/malware protection, remote access, authentication, and confidential information. These policies go through an internal review process and are approved by appropriate executives and members of management.

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

MGE's IT Security team trains and collaborates across the organization along with outside partners and governmental agencies to maintain visibility and detection of continuously evolving threats and protection of MGE's digital systems. MGE has developed a security awareness program to help employees make sound security decisions through ongoing security awareness, education, and training activities. MGE has cyber incident response plans that detail identification, response, and recovery procedures in the event of a cyber incident. Periodic third-party penetration tests and vulnerability scans are performed both internally and externally to assess MGE's security measures and validate MGE's processes and procedures during a threat. In addition to assessing its own cybersecurity preparedness, MGE's security team also considers and evaluates cybersecurity risks associated with use of third-party service providers to confirm that security standards are met. MGE relies on third parties to deliver its products and services to customers, and a cybersecurity incident at a supplier, subcontractor, or joint venture partner could materially impact MGE. Third-party cybersecurity controls are assessed through a cybersecurity questionnaire, and security and privacy addendums are included in contracts when applicable. Furthermore, at least annually vendor System and Organization Controls (SOC) 1 or SOC 2 reports are reviewed by internal business owners, if available. MGE's assessment of risks associated with use of third-party providers is part of the overall cybersecurity risk management framework. MGE has a cyber insurance policy to mitigate risk of financial damages. In an event of a material cyber incident, MGE engages representatives of the insurer in accordance with the cyber incident response plan.

Governance

Enterprise-wide risk assessment and oversight are fundamental responsibilities of the Board, including cybersecurity. The Board, of which four members have technology and cybersecurity skills, is involved in the process of overseeing the primary risks faced in the conduct of our business. The Board receives, on an ongoing basis, information from management related to key business risks and mitigation strategies. These business risks include existing and emerging risks related to information technology systems and cybersecurity. Updates to the ERM risk register are provided to the Audit Committee of the Board semiannually, which includes a cybersecurity risk assessment. Annually, management presents the Company's cybersecurity strategy and initiatives to the Board. In addition, management provides quarterly cybersecurity updates to the Audit Committee to inform regarding any incidents, changes in risk or threat landscape, and provide any relevant information regarding trending topics in cybersecurity as it pertains to MGE Energy and its subsidiaries.

The Chief Financial Officer (CFO) & Treasurer and Chief Information Officer (CIO) are the system owners for electronic information and, in that capacity, are responsible for the processing, integrity, security, and availability of electronic information under their jurisdiction. The CFO has over 15 years of experience spanning several IT functions and levels of management, IT audit, applications development, project management, infrastructure and telecommunications, and cybersecurity. The CIO has over 25 years of IT experience, including ten years dedicated to cybersecurity in the utility, insurance, and financial sectors, and maintains a Certified Information Systems Security Professional (CISSP) certification. The CIO's cybersecurity experience includes engineering, architecture, incident response, and management.

MGE has had no material cyber security incidents that affected business strategy, results of operations, or financial condition as of the date of this report. However, MGE Energy and its subsidiaries face risks from cybersecurity threats, including as a result of any cyber incidents, that could materially affect its business strategy, results of operations, and financial condition, cash flows or reputation. However, such risks have not materially affected us to date. For more information about the cybersecurity-related risks we face, see the risks detailed under the heading "Our operations and confidential information are subject to the risk of physical or cyber attacks, which could have an adverse effect on our business and performance" included as part of our risk factor disclosures in Part I, Item 1A. of this Report.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service as of December 31, 2024, was as follows:

Plants(b)	Location	Commercial Operation Date	Fuel	Nameplate Capacity (MW)	Net Summer Rated Capacity (MW)(a)	No. of Units
Coal Facilities:
Columbia(c)	Portage, WI	1975 & 1978	Low-sulfur Coal	211	212	2
Elm Road Units(c)	Oak Creek, WI	2010 & 2011	Coal	106	110	2

Natural Gas Facilities:
Blount	Madison, WI	1957 & 1961	Natural Gas	100	96	2
Nine Springs	Madison, WI	1964	Natural Gas	16	11	1
Sycamore	Madison, WI	1967 & 1971	Natural Gas	38	30	2
Fitchburg	Fitchburg, WI	1973	Natural Gas	53	34	2
West Marinette	Marinette, WI	2000	Natural Gas/Oil	90	71	1
WCCF(c)	Madison, WI	2005	Natural Gas/Oil	157	129	2
West Riverside(c)	Beloit, WI	2020	Natural Gas	50	48	2

Distributed Generators:
Multiple Locations	Madison, WI	1998-2021	ULSFO(d)	60	54	60

Wind Facilities:
Lincoln-Red River	Kewaunee County, WI	1999	Wind	11	1	17
Top of Iowa	Brookfield, IA	2008	Wind	30	5	18
Forward(c)	Dodge & Fond du Lac Counties, WI	2008	Wind	18	3	86
Saratoga	Howard County, IA	2019	Wind	66	21	33
Red Barn(c)	Grant County, WI	2023	Wind	9	1	28

Solar Facilities:
Morey Field	Middleton, WI	2020	Solar	6	3	4
Two Creeks(c)	Two Creeks, WI	2020	Solar	50	37	48
Dane County	Madison, WI	2020	Solar	10	7	4
O'Brien	Fitchburg, WI	2021	Solar	22	14	8
Badger Hollow I & II(c)	Monfort, WI	2021 & 2023	Solar	100	72	81
Hermsdorf	Madison, WI	2022	Solar	8	6	64
Tyto	Fitchburg, WI	2024	Solar	6	4	24
Paris(c)	Paris, WI	2024	Solar	20	10	53
Total				1,237	979

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
•
West Riverside is jointly owned by multiple parties including MGE and WPL, which operates the facility. Power from this facility is shared in proportion to each owner's ownership interest. Commercial operation date of facility was 2020. MGE purchased its ownership interest of 6.9% in 2023 and 2024.
•
Forward is jointly owned by MGE, WPSC and WPL, which operates the facility. Power from this facility is shared in proportion to each owner's ownership interest. Commercial operation date of facility was 2008. MGE purchased its 12.8% ownership interest in 2018.
•
Red Barn is jointly owned by MGE and WPSC, which operates the facility. MGE's ownership interest is 10%.
•
Two Creeks and Badger Hollow I and II are both jointly owned with WPSC, which operates the facilities. MGE's ownership interest is 33%.
•
Paris is jointly owned by MGE, WPSC and WE Energies, which operates the facility. MGE's ownership interest is 10%.
(d)
ULSFO is ultra low-sulfur fuel oil.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two units, which, as of December 31, 2024, accounted for 22% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. As of December 31, 2024, MGE had a 19% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE and the other co-owners announced plans to retire Columbia. The co-owners intend to retire Unit 1 and Unit 2 by the end of 2029. Final timing and unit retirement dates are subject to change depending on operational, regulatory, capacity needs, and other factors impacting one or more of the Columbia co-owners.

The Columbia units burn low-sulfur sub-bituminous coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units was approximately 90 days as of December 31, 2023, and approximately 87 days as of December 31, 2024.

Elm Road Units and WCCF

MGE Power Elm Road and two other utilities own undivided interests in the Elm Road Units, consisting of two units, which, as of December 31, 2024, accounted for 11% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and sub-bituminous coal from the Powder River Basin in Wyoming. MGE's share of the coal inventory supply for the Elm Road Units was approximately 82 days as of December 31, 2023, and approximately 59 days as of December 31, 2024. MGE Power Elm Road's share of the Elm Road Units is reflected in "Property, plant, and equipment, net" on MGE Energy's and MGE's consolidated balance sheets. In 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition would help MGE meet its 2030 carbon reduction goals. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal, which would eliminate coal as an internal generation source for MGE.

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

Electric and Gas Distribution Facilities

As of December 31, 2024, MGE owned 825 miles of overhead electric distribution line and 1,359 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by 48 substations, installed with a capacity of 1.2 million kVA. MGE's gas facilities include 3,092 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to a lien related to its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of the senior secured notes issued by MGE Power Elm Road. MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of the senior secured notes issued by MGE Power West Campus. See Footnote 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information regarding these first mortgage bonds and the entitlement of certain senior notes issued by MGE to be equally and ratably secured if MGE issues additional first mortgage bonds.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental Regulations" under Part I, Item 1. Business and Footnote 16.a. of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for a description of several environmental proceedings affecting MGE. See Footnote 16b. of the Notes to Consolidated Financial Statements under Part II, Item 8. Financial Statements and Supplementary Data in this Report for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE - Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. As of February 12, 2025, there were 14,383 shareholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

For additional information regarding dividends and dividend restrictions, see Footnote 15 of the Notes to the Consolidated Financial Statements under Part II, Item 8. Financial Statements and Supplementary Data in this Report.

MGE

As of February 12, 2025, there were 17,347,894 outstanding shares of MGE common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below in this report.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2019 through 2024. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2019 with dividends reinvested)

$2,500
$2,000
$1,500
$1,000
$500
$0
$1,328
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
MGEE
Russell 2000
EEI Index

Value of Investment as of December 31,

	2019	2020	2021	2022	2023	2024
MGEE	$1,000	$907	$1,088	$951	$1,000	$1,328
Russell 2000	1,000	1,200	1,377	1,096	1,281	1,427
EEI Index	1,000	988	1,158	1,171	1,069	1,273

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•
Regulated electric utility operations, conducted through MGE, which generate and distribute electricity to approximately 167,000 customers in Dane County, Wisconsin,
•
Regulated gas utility operations, conducted through MGE, which distribute natural gas to approximately 178,000 customers in seven south-central and western Wisconsin counties,
•
Nonregulated energy operations, conducted through MGE Power and its subsidiaries, which owns interests in electric generating capacity that is leased to MGE,
•
Transmission investments, representing our equity investment in ATC, which owns and operates electric transmission facilities primarily in Wisconsin, and ATC Holdco, a company created to facilitate out-of-state electric transmission development and investments, and
•
All other, which includes investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, and North Mendota, and corporate operations and services.

Our primary focus is our core utility customers, which are served by MGE as well as creating long-term value for our shareholders. MGE seeks to meet its customers' expectations for reasonably priced, reliable electric and gas service provided in a responsible manner. That responsibility is manifested in actions MGE has taken, and will continue to take, to achieve its goals of 80% carbon reduction by 2030 (from 2005 levels) and net-zero carbon by 2050, including:

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

We have not included a discussion of results of operations and changes in financial position for the year ended December 31, 2023, as compared to the year ended December 31, 2022. That discussion can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.

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

•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors of this Report.

During the year ended December 31, 2024, MGE Energy's earnings were $120.6 million or $3.33 per share compared to $117.7 million or $3.25 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2024, were $89.4 million compared to $90.5 million for the same period in the prior year.

MGE Energy's net income (loss) was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2024	2023
Electric Utility	$74.5	$75.9
Gas Utility	13.7	14.1
Nonregulated Energy	24.1	22.4
Transmission Investments	8.9	7.7
All Other	(0.6)	(2.4)
Net Income	$120.6	$117.7

Our net income during 2024 compared to 2023 primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments, as part of the 2024 rate case, contributed to earnings for 2024. Unfavorable weather contributed to lower electric residential sales during 2024, compared to the same period in the prior year.

Gas Utility

Lower gas retail sales resulting from warmer than normal weather in the first quarter of 2024 contributed to lower gas earnings in 2024. Gas retail sales decreased approximately 4% and heating degree days (a measure for determining the impact of weather during the heating season) decreased by approximately 6% in 2024 compared to the same period in the prior year.

Nonregulated Energy

An increase in electric generation lease revenue from the Elm Road Units and WCCF assets contributed to earnings during 2024, compared to the same period in the prior year.

Transmission Investments

In 2024, our share of ATC's earnings reflected an increase in net income for the reduction of estimated possible loss of approximately $0.8 million inclusive of interest and net of tax, related to the October 2024 developments in the MISO transmission owners complaints on authorized return on equity. See additional information in "Other Matters" below.

All Other

The decrease in net loss for all other operations during 2024 compared to 2023, is primarily related to a $1.5 million (pre-tax) voluntary contribution to the Madison Gas and Electric Foundation in 2023.

Significant Events

The following events affected our results of operations in 2024:

2024/2025 Rate Proceeding: In December 2023, the PSCW approved a 1.54% increase to electric rates and 2.44% increase to gas rates for 2024. The PSCW also approved a 4.17% increase to electric rates and 1.32% increase to gas rates in 2025. The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63%, reflecting lower expected fuel costs. See "Other Matters" below for additional information on the 2024/2025 rate proceeding.

The 2024/2025 rate order includes an earnings sharing mechanism, under which, if MGE earns above the 9.7% ROE authorized in the rate order: (i) MGE will retain 100% of earnings for the first 15 basis points above the authorized ROE; (ii) 50% of the next 60 basis points will be required to be deferred and returned to customers; and (iii) 100% of any remaining excess earnings will be required to be refunded to customers. The earnings calculation excludes fuel rules adjustments.

Large Scale Utility Projects: Large scale generation projects recently completed or under construction, are shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs Incurred as of December 31, 2024(a)	Date of Commercial Operation
Paris	10%	Solar/Battery	20 MW/11 MW	$61 million(d)	$58.1 million(b)	2024 Solar 2025(c) Battery
Darien	10%	Solar/Battery	25 MW/7.5 MW	$63 million(d)	$43.0 million(b)	2025(c) Solar 2026(c) Battery
Koshkonong	10%	Solar/Battery	30 MW/16.5 MW	$104 million(d)	$15.4 million(b)	2026(c) Solar 2027(c) Battery
High Noon(e)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$1.0 million	2027(c) Solar 2027(c) Battery
Sunnyside(e)	100%	Solar/Battery	20 MW/40 MW	$112 million	$0.9 million	2026(c) Solar 2027(c) Battery
Ursa(e)	10%	Solar	20 MW	$46 million	$0.3 million	2027(C)
Dawn Harvest(e)	10%	Solar	15 MW	$34 million	$0.6 million	2028(C)
Good Oak(e)	10%	Solar	9.8 MW	$22 million	$1.4 million	2028(C)
Saratoga(e)	10%	Solar/Battery	15 MW/5 MW	$46 million	$1.0 million	2028(c) Solar 2028(c) Battery
Gristmill(e)	10%	Solar	6.7 MW	$15 million	$1.3 million	2028(C)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC on Paris, Darien, and Koshkonong. After tax, MGE recognized $4.8 million, $2.7 million, and $0.2 million of AFUDC equity earnings through December 31, 2024, on Paris, Darien, and Koshkonong, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Estimated date of commercial operation.
(d)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has requested, and will continue to request, recovery of the updated estimated costs in its rate case proceedings.
(e)
Pending approval by the PSCW.

West Riverside. In June 2024, MGE purchased an additional 25 MW of capacity of West Riverside for approximately $25 million. After purchase, MGE owns 50 MW of capacity of West Riverside. West Riverside is a natural gas-fired generating plant.

Deferred Fuel Costs - Subject to Refund: As of December 31, 2024, MGE had deferred $3.0 million of 2024 fuel savings. These costs will be subject to the PSCW's annual review of 2024 fuel costs, expected to be completed during 2025. See Footnote 9.b. of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information regarding fuel proceedings.

2023 Annual Fuel Proceeding: MGE had fuel savings in 2023. As of December 31, 2023, MGE had deferred $7.2 million of 2023 fuel costs. The PSCW has completed the annual review of 2023 fuel costs and approved MGE's return of these savings over a three-month period from October 2024 through December 2024. There was no change to the costs to be refunded as a result of the fuel rules proceedings from the amount MGE deferred in 2023.

Equity Issuance Plans: In September 2024, MGE Energy began issuing new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, was the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. MGE Energy derived approximately 7.4% and 6.4% of net income for 2024 and 2023, respectively, from the investment in ATC.

During 2025, several items may affect our financial condition and results of operations, including:

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Legislation and rulemaking addressing climate change and related matters could significantly affect the costs of owning and operating fossil-fueled generating plants. MGE would expect to seek and receive recovery of any such costs in rates. However, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of any legislation or rules, the timing and effects of any judicial review, and the scope and time of the recovery of costs in rates, which may occur after those costs have been incurred and paid.

Future Generation - 80% carbon reduction target by 2030 (from 2005 levels): MGE has outlined initiatives to achieve our target.

•
Transitioning away from coal. Columbia: MGE, along with the other plant co-owners, announced plans to retire Columbia Unit 1 and Unit 2 by the end of 2029. Final timing and retirement dates for Units 1 and 2 are subject to change depending on operational, regulatory, capacity needs, and other factors impacting one or more of the Columbia co-owners. MGE has a plan, which it continues to evaluate, to replace the generation from Columbia while maintaining electric service reliability. In December 2024, MGE and Columbia's co-owners announced plans to explore converting at least one unit of Columbia to natural gas before the end of 2029.

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

•
Growing renewable generation. MGE is seeking to acquire a joint interest in several renewable generation projects. See our 2025-2029 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on these projects.

Environmental Initiatives – Natural gas distribution: Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system in a quick and cost-effective manner. For customers who want to reduce their environmental footprint further, MGE introduced a renewable natural gas program in May 2024, after approval by the PSCW. MGE purchases renewable thermal credits on behalf of customers who voluntarily elect in the program to offset the emissions associated with the customer's monthly natural gas usage.

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

Executive Order – Tariffs: MGE is monitoring the actions of the Trump Administration with respect to certain proposed import tariffs on foreign goods, including those from Canada, Mexico, and/or China. These tariffs have a potential impact on cost of operations and on current and future capital projects. See "Other Matters" below for additional information on the executive orders on Tariffs.

The following discussion is based on the business segments as discussed in Footnote 22 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Results of Operations

Year Ended December 31, 2024, Versus the Year Ended December 31, 2023

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except CDD)	2024	2023	% Change	2024	2023	% Change
Residential	$174,756	$171,137	2.1%	860,759	871,558	(1.2)%
Commercial	255,240	252,268	1.2%	1,777,835	1,772,483	0.3%
Industrial	12,948	13,759	(5.9)%	141,976	151,283	(6.2)%
Other-retail/municipal	40,796	40,815	—%	373,272	363,643	2.6%
Total retail	483,740	477,979	1.2%	3,153,842	3,158,967	(0.2)%
Sales to the market	10,893	10,163	7.2%	226,004	132,143	71.0%
Other revenues	3,040	1,587	91.6%	—	—	—%
Total	$497,673	$489,729	1.6%	3,379,846	3,291,110	2.7%

Cooling degree days (normal 709)				728	780	(6.7)%

Electric revenue increased $7.9 million during 2024 compared to 2023, due to the following:

(In millions)
Rate changes	$6.5
Customer fixed and demand charges	2.6
Other	1.2
Sales to the market	0.7
Decrease in residential volume	(1.8)
Revenue subject to refund, net	(1.3)
Total	$7.9

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail electric customers by approximately 1.54%. Rates charged to retail customers during 2024 were $6.5 million higher than those charged during 2023. See Footnote 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Customer fixed and demand charges. During 2024, fixed and demand charges increased $2.6 million primarily attributable to the increase in demand charges for commercial customers.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During 2024, market volumes increased compared to 2023, reflecting increase in sales. However, the cost of capacity sold decreased offsetting the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is included in fuel rules costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

•
Volume. During 2024, residential sales decreased by approximately 1% compared to 2023. The decrease was driven by unfavorable weather.

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

Electric fuel and purchased power

	Year Ended December 31,
(In millions)	2024	2023	$ Change
Fuel for electric generation	$54.0	$57.6	$(3.6)
Purchased power	32.9	41.2	(8.3)

The $3.6 million decrease in fuel for electric generation was due to an approximately 17% decrease in the average cost, partially offset by an approximately 13% increase in internal generation. Renewable generation increased approximately 26% driven by new generation sources including Badger Hollow II.

Excluding deferred fuel costs, purchased power decreased $9.7 million. The decrease in purchased power was due to an approximately 30% decrease in market purchases as a result of increased internal generation. Furthermore, there was an approximately 4% increase in average cost partially offsetting the decrease in market purchases. Deferred fuel cost recovered in 2024 is $6.7 million compared to $5.4 million in 2023.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs outside the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average	Revenues			Therms Delivered
rate per therm of retail customer)	2024	2023	% Change	2024	2023	% Change
Residential	$106,150	$116,640	(9.0)%	93,613	97,326	(3.8)%
Commercial/Industrial	65,021	75,410	(13.8)%	91,804	96,053	(4.4)%
Total retail	171,171	192,050	(10.9)%	185,417	193,379	(4.1)%
Gas transportation	6,905	7,399	(6.7)%	70,001	72,181	(3.0)%
Other revenues	511	563	(9.2)%	—	—	—%
Total	$178,587	$200,012	(10.7)%	255,418	265,560	(3.8)%
Heating degree days (normal 6,968)				5,812	6,167	(5.8)%
Average rate per therm of retail customer	$0.923	$0.993	(7.0)%

Gas revenue decreased $21.4 million during 2024 compared to 2023, due to the following:

(In millions)
Rate changes	$(9.4)
Decrease in volume	(9.1)
Other	(3.0)
Revenue subject to refund, net	0.1
Total	$(21.4)

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2024 rates for retail gas customers by 2.44%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas decreased driving lower rates during 2024.

The average retail rate per therm excluding customer fixed charges for 2024, decreased approximately 7% compared to 2023, reflecting a decrease in natural gas commodity costs (recovered through the PGA).

•
Volume. For 2024, retail gas deliveries decreased approximately 4% compared to 2023 primarily attributable to unfavorable weather conditions in the first half of 2024.

•
Other. Other gas revenues decreased in 2024 compared to 2023 primarily related to lower residential customer fixed charges. The PSCW approved a reduction in the customer fixed charge component of the residential gas rate in the 2024 rate proceeding.

Cost of gas sold

Cost of gas sold decreased $24.0 million in 2024 compared to 2023. Cost per therm decreased approximately 19% and therms delivered decreased approximately 4%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under "Gas deliveries and revenues" above.

Consolidated operations and maintenance expenses

For 2024, operations and maintenance expenses increased $12.7 million, compared to 2023. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$9.1
Increased transmission costs	6.0
Increased electric production expenses	3.3
Increased electric distribution expenses	1.1
Decreased administrative and general costs	(6.4)
Decreased gas distribution expenses	(0.3)
Decreased other expenses	(0.1)
Total	$12.7

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

•
Increased electric production expenses are primarily related to operating and maintenance costs for Columbia and renewable generating facilities. MGE continues to add new renewable generation sites including the second phase of Badger Hollow which went online in December 2023.

•
Increased electric distribution expenses in 2024 are primarily related to the May 2024 storm response costs.

•
Decreased administrative and general costs are primarily related to a decrease in pension and other postretirement service costs. These costs are generally offset by electric revenue and do not have a significant impact on net income.

Consolidated depreciation expense

Electric depreciation expense increased $6.8 million and gas depreciation expense increased $1.2 million for 2024, compared to 2023. MGE purchased West Riverside in March 2023 and Badger Hollow II was placed in service in December 2023. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income and interest expense

Electric other income decreased $9.8 million and gas other income decreased $5.7 million during 2024, compared to 2023, primarily related to pension and other postretirement other than service costs.

Electric interest expense increased $2.2 million and gas interest expense increased $0.8 million during 2024, compared to 2023, primarily related to new long-term debt issuances. See Footnote 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information on the new debt issuances.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through certain of MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2024 and 2023, net income at the nonregulated energy operations segment was $24.1 million and $22.4 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During 2024 and 2023, other income from the transmission investment segment primarily reflected ATC's operations and was $12.3 million and $10.6 million, respectively. In October 2024, FERC issued a ruling eliminating the risk premium in the ROE calculation resulting in a 4-basis point reduction in the base ROE from 10.02% to 9.98%. See Footnote 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $2.1 million in other income from all other operations during 2024 compared to 2023, is primarily related to a $1.5 million (pre-tax) voluntary contribution to the Madison Gas and Electric Foundation, MGE's philanthropic arm, in 2023.

Consolidated Income Taxes - MGE Energy and MGE

See Footnote 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for the effective tax rate reconciliation.

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

	Year Ended December 31,
(In millions)	2024	2023
MGE Power Elm Road	$15.6	$14.7
MGE Power West Campus	7.3	7.2

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2024 and 2023:

	MGE Energy		MGE
(In thousands)	2024	2023	2024	2023
Cash provided by (used for):
Operating activities	$277,784	$237,561	$272,953	$231,822
Investing activities	(241,487)	(230,020)	(239,013)	(224,027)
Financing activities	(26,827)	(10,483)	(20,586)	(11,590)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during 2024, compared to 2023, were as follows:

(In millions)	MGE Energy	MGE
Lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers, primarily driven by a decrease in the price of natural gas	$59.0	$59.0
Changes in income taxes paid/received - includes $18.5 million proceeds from renewable tax credits transferred to other corporate taxpayers during 2024	22.9	25.6
Lower overall collections from customers, driven by lower purchased gas costs adjusted through the PGA customer rate	(38.8)	(38.8)
Higher payments for other operation and maintenance expenses	1.6	0.1
Higher payments for interest, driven by MGE's issuance of long-term debt during the second half of 2023	(4.8)	(4.8)
Other operating activities	0.3	(0.0)
Increase in cash provided by operating activities	$40.2	$41.1

Capital Requirements and Investing Activities

Cash outflows for MGE Energy and MGE principally reflect capital expenditures. See "Capital Expenditures" below for more information.

MGE Energy

MGE Energy's cash used for investing activities increased $11.5 million for 2024 when compared to 2023.

Capital expenditures for 2024 were $236.9 million. This amount represents an increase of $14.9 million from the expenditures made in 2023. This increase primarily reflects an increase in electric and gas utility expenditures.

Proceeds from the sale of investments increased $1.6 million during 2024, when compared to 2023.

Capital contributions in ATC and other investments decreased $2.2 million for 2024 when compared to 2023.

MGE

MGE's cash used for investing activities increased $15.0 million for 2024 when compared to 2023.

Capital expenditures for 2024 were $236.9 million. This amount represents an increase of $14.9 million from the expenditures made in 2023. This increase primarily reflects an increase in electric and gas utility expenditures.

Capital Expenditures

The following table shows MGE Energy's actual capital expenditures for both 2023 and 2024, and forecasted capital expenditures for 2025 through 2029:

(In thousands)	Actual		Forecasted
For the years ended December 31,	2023	2024	2025	2026	2027	2028	2029
Electric	$180,743	$192,469	$203,000	$229,000	$247,000	$256,000	$276,000
Gas	36,402	38,101	28,000	28,000	30,000	29,000	27,000
Utility plant total	217,145	230,570	231,000	257,000	277,000	285,000	303,000
Nonregulated	4,926	6,355	9,000	9,000	9,000	11,000	9,000
MGE Energy total	$222,071	$236,925	$240,000	$266,000	$286,000	$296,000	$312,000

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

Our forecasted capital expenditures reflect the following significant renewable projects that are currently under construction or pending regulatory approval:

Project	Source	Ownership Interest	Share of Generation/Battery Storage	Share of Costs(b)	In-Service or Estimated Date of Commercial Operation
Paris(a)	Solar/Battery	10%	20 MW/11 MW	$61 million(c)(d)(f)	2024 Solar 2025 Battery
Strix	Solar	100%	6 MW	$12 million	January 2025
Darien(a)	Solar/Battery	10%	25 MW/7.5 MW	$63 million(c)(d)(f)	2025 Solar 2026 Battery
Koshkonong(a)	Solar/Battery	10%	30 MW/16.5 MW	$104 million(c)(d)(f)	2026 Solar 2027 Battery
Sunnyside(e)	Solar/Battery	100%	20 MW/40 MW	$112 million	2026 Solar 2027 Battery
High Noon(e)	Solar/Battery	10%	30 MW/16.5 MW	$99 million	2027 Solar 2027 Battery
Ursa(e)	Solar	10%	20 MW	$46 million	2027
Badger Hollow(e)	Wind	10%	11.2 MW	$36 million	2027
Whitetail(e)	Wind	10%	6.7 MW	$23 million	2027
Forward Repower(e)	Wind	13%	18 MW	$14 million	2027
Dawn Harvest(e)	Solar	10%	15 MW	$34 million	2028
Good Oak(e)	Solar	10%	9.8 MW	$22 million	2028
Gristmill(e)	Solar	10%	6.7 MW	$15 million	2028
Saratoga(e)	Solar/Battery	10%	15 MW/5 MW	$46 million	2028 Solar 2028 Battery

(a)
Approved by the PSCW.
(b)
Excluding AFUDC.
(c)
MGE received PSCW approval to recover 100% AFUDC.
(d)
See Footnote 6 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for information on costs incurred.
(e)
Pending approval by the PSCW.
(f)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.

MGE continues to assess the potential impact of procurement disruptions on current and future solar projects that may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed, and expect to continue to file, notifications with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings. See further information on procurement disruptions discussed earlier under "Executive Overview."

Columbia Energy Storage Project: In August 2024, MGE was included in a Joint Application to develop an Energy Dome closed-loop gas-to-liquid solution. This project would use vaporized liquid carbon dioxide to power an electric generating turbine. The project was awarded with a grant from the U.S. Department of Energy Office of Clean Energy Demonstrations. The grant will reduce the total estimated project expenses. MGE holds a 19% ownership interest in this project and the cost, after grant, is expected to be approximately $12 million. This project is pending approval from the PSCW.

Other local solar and battery storage projects: In 2025 through 2026, electric renewable capital expenditures include local investments in solar generation and battery storage. Forecasted total capital expenditures for those years is approximately $35 million.

West Riverside: In June 2024, MGE purchased an additional 25 MW of capacity of West Riverside for approximately $25 million. After purchase, MGE owns 50 MW of capacity of West Riverside. West Riverside is a natural gas-fired generating plant.

Electric and Gas Distribution: In 2025 through 2029, electric and gas capital expenditures include investment in enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted total capital expenditures for those years is approximately $52 million.

Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during 2024, compared to 2023, were as follows:

(In millions)	MGE Energy	MGE
Issuance of common stock	$31.6	$—
Higher cash dividends paid, dividend rate per share ($1.76 vs. $1.67)	(3.2)	—
Lower cash dividends to parent (MGE Energy)	—	6.5
Higher cash distribution from parent (MGE Energy)	—	30.8
Higher distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(a)	—	(1.5)
Change in long-term debt(b)	(40.1)	(40.1)
Change in short-term debt borrowings, net	(5.5)	(5.5)
Other financing activities	0.9	0.9
Increase (decrease) in cash flows from financing activities	$(16.3)	$(8.9)

(a)
The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.
(b)
During 2024, MGE issued $50 million of senior unsecured notes that were used to assist with financing additional capital expenditures and other corporate obligations. During 2023, MGE issued $120 million of senior unsecured notes that were used to repay $30 million of maturing unsecured senior notes and to assist with financing additional capital expenditures and other corporate obligations. In addition, during 2023 $19.3 million of Industrial Development Revenue Bonds were tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2024, is 57.6%, as determined under the calculation used in the rate proceeding. This restriction did not restrict MGE's payment of dividends in 2024. Cash dividends of $34.5 million and $41.0 million, respectively, were paid by MGE to MGE Energy in 2024 and 2023. The rate proceeding calculation includes indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2024, approximately $754.6 million was available for the payment of dividends under this covenant.

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

Credit Facilities

As of December 31, 2024, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Letters of Credit Issued Inside Credit Facilities	Outstanding Borrowings	Available Capacity	Expiration Date
(In millions)
MGE Energy	$50.0	$—	$—	$—	$50.0	November 8, 2027
MGE	$130.0	$—	$0.6	$—	$129.4	November 8, 2027

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

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. As of December 31, 2024, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 38.5% and 41.4%, respectively. See Footnote 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2024	2023
Common shareholders' equity	61.5%	59.9%
Long-term debt(a)	38.5%	38.1%
Short-term debt	—	2.0%

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2024, representing future cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$773,401	$5,285	$75,321	$82,879	$609,916
Short-term debt(b)	—	—	—	—	—
Interest expense(c)	496,733	34,654	68,001	61,648	332,430
Leases(d)	59,346	2,449	4,002	2,307	50,588
Purchase obligations(e)	284,750	93,456	48,027	19,161	124,106
Construction obligations(f)	106,490	76,817	29,673	—	—
Other obligations(g)	15,012	10,793	1,472	1,081	1,666
Total MGE Energy contractual obligations	$1,735,732	$223,454	$226,496	$167,076	$1,118,706

MGE
Long-term debt(a)	$773,401	$5,285	$75,321	$82,879	$609,916
Short-term debt(b)	—	—	—	—	—
Interest expense(c)	496,733	34,654	68,001	61,648	332,430
Leases(d)	59,346	2,449	4,002	2,307	50,588
Purchase obligations(e)	284,750	93,456	48,027	19,161	124,106
Construction obligations(f)	106,490	76,817	29,673	—	—
Other obligations(g)	8,395	4,176	1,472	1,081	1,666
Total MGE contractual obligations	$1,729,115	$216,837	$226,496	$167,076	$1,118,706

(a)
Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.
(b)
Short-term debt consisting of commercial paper for MGE. See Footnote 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
(c)
Amount represents interest expense on long-term debt. See Footnote 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of the long-term debt outstanding as of December 31, 2024.
(d)
Leases. See Footnote 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
(e)
Purchase obligations consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 16.c. of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
(f)
Construction obligations consist primarily of Paris, Darien, and other renewable projects.
(g)
Other obligations are primarily related to investment commitments, environmental projects, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2025. The contributions for years after 2025 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. In January 2025, MGE Transco made a $2.5 million contribution to ATC. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and the development activities by ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2024, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Lines of credit(a)	$180,000	$—	$180,000	$—	$—

MGE
Lines of credit(b)	$130,000	$—	$130,000	$—	$—

(a)
Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in November 2027. As of December 31, 2024, MGE Energy had no borrowings outstanding under this credit facility.
(b)
Amount includes two committed revolving credit agreements totaling $130 million expiring in November 2027. These credit facilities are used to support commercial paper issuances. As of December 31, 2024, MGE had no commercial paper outstanding backed by the facilities and no borrowings outstanding. As of December 31, 2024, MGE had $0.6 million of letters of credit issued inside credit facilities.

Other Matters

Rate Matters

In December 2023, the PSCW approved the 2024/2025 rate application for an increase of 1.54% for electric rates and a 2.44% increase for gas rates in 2024. The PSCW also approved a 4.17% increase for electric rates and a 1.32% increase to gas rates for 2025. The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63%.

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

See Footnote 9.a. of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of rate proceedings.

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

Several petitions for review of FERC’s prior orders were filed with the United States Court of Appeals for the District of Columbia Circuit (the "Court") and an oral argument was held in November 2021. In August 2022, the Court ruled that four of the five arguments made by the complaining parties were unpersuasive. However, the Court agreed that FERC’s decision to reintroduce a risk-premium model into its ROE methodology was arbitrary and capricious. The Court vacated the underlying orders for the First Complaint Period and remanded to FERC for further proceedings. In October 2024, FERC issued a ruling eliminating the risk premium in the ROE calculation resulting in a 4-basis point reduction in the base ROE from 10.02% to 9.98%. FERC also affirmed its prior decision to dismiss the second complaint. ATC must provide refunds, with interest, by December 2025 covering the First Complaint Period and all periods following September 2016. Prior to the ruling, MGE Energy's share of ATC’s earnings reflected a possible loss of approximately $1.2 million, inclusive of interest and net of tax, for a possible additional refund for the First Complaint Period and for the period following the Second Complaint Period. As a result of the October 2024 ruling, during the fourth quarter 2024 earnings in ATC reflected an approximately $0.8 million reduction of the reserve.

We derived approximately 7.4% and 6.4% of our net income for 2024 and 2023, respectively from our investment in ATC.

Uyghur Forced Labor Protection Act

In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. The Uyghur Forced Labor Protection Act (UFLPA), a federal law that became effective on June 21, 2022, further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. Suppliers for MGE's current solar projects were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and MGE expects the same will be true for UFLPA purposes, however we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in MGE's capital plan. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

U.S. Department of Commerce - Solar Cells and Modules

In August 2023, the U.S. Department of Commerce issued its final determination on a solar tariff investigation that began in 2022, finding that Chinese manufacturers were circumventing tariffs on solar panels by shipping them through four Southeast Asian countries. A 24-month exemption from tariffs for solar panel and module imports from these four countries was in effect from June 2022 until June 6, 2024. In May 2024, the Biden Administration announced that bifacial solar panels would be subject to safeguard tariffs under Section 201 of the Trade Act of 1974, from which they were previously excluded. President Biden also directed U.S. Trade Representatives to increase tariffs under Section 301 from 25% to 50% on solar cells and modules. MGE continues to assess the potential impact of these tariffs on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

Executive Order on Tariffs

On February 1, 2025, President Trump issued an executive order implementing a 25% additional tariff on imports from Canada and Mexico and a 10% additional tariff on imports from China. Energy resources from Canada will have a lower 10% tariff. On February 3, 2025, the Canada and Mexico tariff was immediately paused for one month. MGE continues to assess the potential impact of these tariffs to MGE's cost of operations and on current and future capital expenditures including solar or battery storage projects. These tariffs may cause an increase in costs or delays in construction timelines.

Critical Accounting Estimates - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to regulatory assets and liabilities, unbilled revenues, pension obligations, and income taxes. Estimates are based on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Those values may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect the more significant judgments used in the preparation of the consolidated financial statements.

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

MGE uses third-party specialists to assist with evaluating its assumptions and measurement of the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on available investment yields and the historical performance of plan assets. They are critical accounting estimates because they are subject to management's judgment.

•
Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2024, MGE used an assumed return on assets of 7.24% for pension and 6.81% for other postretirement benefits. In 2025, the pension asset assumption will decrease to 7.00% and the postretirement benefit assumption will increase to 7.00%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.4 million, before taxes.

•
Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates rather than a weighted average of the yield curve spot rates to measure the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5% decrease in the discount rate on the obligation balance as of December 31, 2024, would decrease annual pension and other postretirement cost by approximately $0.2 million, before taxes.

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

See Footnote 11 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional discussion of these plans.

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

Additionally, in determining the current income tax provision, an assessment is completed on temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the balance sheets. For deferred tax assets, a likelihood assessment is completed to determine if these assets will be recovered through adjustments to future taxable income. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion. An allowance is recorded reducing the asset to a value that is believed to be recoverable based on the expectation of future taxable income. The accounting estimate related to the valuation allowance is believed to be a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about the future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to the results of operations.

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

The recovery of MGE's electric fuel costs is subject to fuel rules established by the PSCW. Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over or under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. MGE was subject to a plus or minus 2% range in 2024. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2025, $72.3 million in fuel and purchased power costs is expected to be recovered in rates and are subject to this rule to the extent that actual costs vary from that amount. See Footnote 9.b. of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information on fuel rules.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of December 31, 2024, the fair value of exchange traded derivatives and FTRs exceed the cost basis by $0.1 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of short-term borrowings and assuming a 1% change in the 2024 average interest rate under those borrowings, it is estimated that 2024 interest expense and net income would have increased/decreased by $0.4 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.4 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. For the years ended December 31, 2024 and 2023, the value of employee benefit plans trusts' assets increased in value by approximately 11% and 15%, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of December 31, 2024, no counterparties had defaulted.

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 264 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,684 square miles in Wisconsin. Based on results for the year ended December 31, 2024, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 25, 2025

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of MGE Energy, Inc. and its subsidiaries (the "Company") (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 8 to the consolidated financial statements, regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates, while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2024, there was $45.3 million of regulatory assets and $171.3 million of regulatory liabilities.

The principal considerations for our determination that performing procedures relating to accounting for the effects of regulatory matters is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to assessing the effects of regulatory matters on the accounting for regulatory assets and liabilities, including the probability of recovery of regulatory assets and deferral of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets, deferral of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and deferral of regulatory liabilities, (ii) assessing the effects of new or changes to existing rate orders on certain regulatory asset and liability balances, and (iii) testing, on a sample basis, regulatory assets and regulatory liabilities by considering the provisions outlined in rate orders, applicable information from other correspondence with regulators, and applicable regulatory precedents.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2025

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Madison Gas and Electric Company and its subsidiaries (the "Company") (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 8 to the consolidated financial statements, regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates, while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2024, there was $45.3 million of regulatory assets and $171.3 million of regulatory liabilities.

The principal considerations for our determination that performing procedures relating to accounting for the effects of regulatory matters is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to assessing the effects of regulatory matters on the accounting for regulatory assets and liabilities, including the probability of recovery of regulatory assets and deferral of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets, deferral of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and deferral of regulatory liabilities, (ii) assessing the effects of new or changes to existing rate orders on certain regulatory asset and liability balances, and (iii) testing, on a sample basis, regulatory assets and regulatory liabilities by considering the provisions outlined in rate orders, applicable information from other correspondence with regulators, and applicable regulatory precedents.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2025

We have served as the Company's auditor since 1993.

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Operating Revenues:
Electric revenues	$498,357	$490,419	$465,847
Gas revenues	178,587	200,012	248,672
Total Operating Revenues	676,944	690,431	714,519

Operating Expenses:
Fuel for electric generation	53,994	57,627	61,329
Purchased power	32,852	41,224	46,821
Cost of gas sold	82,693	106,647	152,570
Other operations and maintenance	228,576	215,891	209,875
Depreciation and amortization	108,581	100,352	85,549
Other general taxes	23,986	22,305	20,632
Total Operating Expenses	530,682	544,046	576,776
Operating Income	146,262	146,385	137,743

Other income, net	17,833	29,546	26,080
Interest expense, net	(32,930)	(30,429)	(26,647)
Income before income taxes	131,165	145,502	137,176
Income tax provision	(10,596)	(27,803)	(26,224)
Net Income	$120,569	$117,699	$110,952

Earnings Per Share of Common Stock
Basic	$3.33	$3.25	$3.07
Diluted	$3.33	$3.25	$3.07

Dividends per share of common stock	$1.76	$1.67	$1.59

Weighted Average Shares Outstanding
Basic	36,210	36,163	36,163
Diluted	36,239	36,186	36,174

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$120,569	$117,699	$110,952
Items not affecting cash:
Depreciation and amortization	108,581	100,352	85,549
Deferred income taxes	608	22,999	23,435
Provision for doubtful receivables	8,800	1,764	1,764
Employee benefit plan (credit) cost	606	(5,796)	(8,142)
Equity earnings in investments	(12,275)	(10,631)	(9,136)
Other items	1,483	(388)	(1,535)
Changes in working capital items:
Accounts receivable and unbilled revenues	(6,566)	11,174	(16,726)
Inventories	5,542	(850)	(22,226)
Prepaid taxes	3,921	(3,178)	1,082
Other current assets	9,972	5,028	(3,729)
Accounts payable	6,491	(5,208)	5,102
Deferred income taxes	18,501	—	—
Other current liabilities	(1,711)	(2,264)	(5,562)
Dividends from investments	8,834	8,508	7,090
Cash contributions to pension and other postretirement plans	(7,722)	(7,747)	(7,308)
Other noncurrent items, net	12,150	6,099	(6,875)
Cash Provided by Operating Activities	277,784	237,561	153,735
Investing Activities:
Capital expenditures	(236,925)	(222,071)	(175,030)
Capital contributions to investments	(4,792)	(6,995)	(5,185)
Other	230	(954)	70
Cash Used for Investing Activities	(241,487)	(230,020)	(180,145)
Financing Activities:
Issuance of common stock, net	31,605	—	—
Cash dividends paid on common stock	(63,596)	(60,393)	(57,500)
Repayment of long-term debt	(5,146)	(54,314)	(4,889)
Issuance of long-term debt	50,000	139,300	25,000
(Repayments of) proceeds from short-term debt	(38,000)	(32,500)	65,000
Other	(1,690)	(2,576)	(2,068)
Cash (Used for) Provided by Financing Activities	(26,827)	(10,483)	25,543
Change in cash, cash equivalents, and restricted cash	9,470	(2,942)	(867)
Cash, cash equivalents, and restricted cash at beginning of period	15,026	17,968	18,835
Cash, cash equivalents, and restricted cash at end of period	$24,496	$15,026	$17,968

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$21,302	$11,140
Accounts receivable, less reserves of $6,905 and $6,537, respectively	51,277	46,734
Other accounts receivable, less reserves of $2,124 and $1,561, respectively	10,067	15,618
Unbilled revenues	35,833	33,181
Materials and supplies, at average cost	36,187	33,385
Fuel for electric generation, at average cost	11,521	13,423
Stored natural gas, at average cost	19,937	25,840
Prepaid taxes	18,390	22,310
Regulatory assets - current	8,522	20,979
Other current assets	14,229	15,587
Total Current Assets	227,265	238,197
Regulatory assets	36,764	81,589
Pension and other postretirement benefit asset	132,264	93,896
Other deferred assets and other	26,285	20,741
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,149,138	2,018,121
Construction work in progress	138,208	110,091
Total Property, Plant, and Equipment	2,287,346	2,128,212
Investments	118,035	112,823
Total Assets	$2,827,959	$2,675,458

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,285	$5,146
Short-term debt	—	38,000
Accounts payable	77,466	65,451
Accrued interest and taxes	11,558	9,372
Accrued payroll related items	15,870	15,888
Regulatory liabilities - current	7,966	15,296
Other current liabilities	7,418	8,003
Total Current Liabilities	125,563	157,156
Other Credits:
Deferred income taxes	316,397	279,029
Investment tax credit - deferred	44,988	46,892
Regulatory liabilities	163,336	162,316
Accrued pension and other postretirement benefits	50,155	55,058
Asset retirement obligations	69,132	54,430
Other deferred liabilities and other	64,553	61,682
Total Other Credits	708,561	659,407
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized; 36,490 and 36,163 shares issued and outstanding	36,490	36,163
Additional paid-in capital	429,515	396,750
Retained earnings	764,133	707,160
Total Common Shareholders' Equity	1,230,138	1,140,073
Long-term debt	763,697	718,822
Total Capitalization	1,993,835	1,858,895
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,827,959	$2,675,458

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2022
Beginning balance - December 31, 2021	36,163	$36,163	$394,903	$596,402	$—	$1,027,468
Net income				110,952		110,952
Common stock dividends declared ($1.59 per share)				(57,500)		(57,500)
Equity-based compensation plans and other			754			754
Ending balance - December 31, 2022	36,163	36,163	395,657	649,854	—	1,081,674

2023
Net income				117,699		117,699
Common stock dividends declared ($1.67 per share)				(60,393)		(60,393)
Equity-based compensation plans and other			1,093			1,093
Ending balance - December 31, 2023	36,163	36,163	396,750	707,160	—	1,140,073

2024
Net income				120,569		120,569
Common stock dividends declared ($1.76 per share)				(63,596)		(63,596)
Direct Stock Purchase and Dividend Reinvestment Plan	314	314	31,386			31,700
Equity-based compensation plans and other	13	13	1,379			1,392
Ending balance - December 31, 2024	36,490	$36,490	$429,515	$764,133	$—	$1,230,138

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating Revenues:
Electric revenues	$498,357	$490,419	$465,847
Gas revenues	178,587	200,012	248,672
Total Operating Revenues	676,944	690,431	714,519

Operating Expenses:
Fuel for electric generation	53,994	57,627	61,329
Purchased power	32,852	41,224	46,821
Cost of gas sold	82,693	106,647	152,570
Other operations and maintenance	227,671	214,897	209,007
Depreciation and amortization	108,581	100,352	85,549
Other general taxes	23,986	22,301	20,627
Total Operating Expenses	529,777	543,048	575,903
Operating Income	147,167	147,383	138,616

Other income, net	5,885	21,365	17,626
Interest expense, net	(33,369)	(30,651)	(26,687)
Income before income taxes	119,683	138,097	129,555
Income tax provision	(7,384)	(25,727)	(24,063)
Net Income	$112,299	$112,370	$105,492
Less Net Income Attributable to Noncontrolling Interest, net of tax	(22,855)	(21,868)	(21,576)
Net Income Attributable to MGE	$89,444	$90,502	$83,916

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$112,299	$112,370	$105,492
Items not affecting cash:
Depreciation and amortization	108,581	100,352	85,549
Deferred income taxes	(433)	21,536	22,767
Provision for doubtful receivables	8,800	1,764	1,764
Employee benefit plan (credit) cost	606	(5,796)	(8,142)
Other items	2,247	(241)	672
Changes in working capital items:
Accounts receivable and unbilled revenues	(6,582)	11,130	(16,697)
Inventories	5,542	(850)	(22,226)
Prepaid taxes	3,979	(3,871)	912
Other current assets	9,983	5,032	(3,774)
Accounts payable	6,495	(5,209)	5,104
Deferred income taxes	18,501	—	—
Accrued interest and taxes	2,540	1,413	(2,737)
Other current liabilities	(2,397)	(3,272)	(2,541)
Cash contributions to pension and other postretirement plans	(7,722)	(7,747)	(7,308)
Other noncurrent items, net	10,514	5,211	(7,768)
Cash Provided by Operating Activities	272,953	231,822	151,067
Investing Activities:
Capital expenditures	(236,925)	(222,071)	(175,030)
Other	(2,088)	(1,956)	(1,065)
Cash Used for Investing Activities	(239,013)	(224,027)	(176,095)
Financing Activities:
Cash dividends paid to parent by MGE	(34,500)	(41,000)	(33,500)
Distributions to parent from noncontrolling interest	(22,000)	(20,500)	(22,000)
Capital contribution from parent	30,750	—	—
Repayment of long-term debt	(5,146)	(54,314)	(4,889)
Issuance of long-term debt	50,000	139,300	25,000
(Repayments of) proceeds from short-term debt	(38,000)	(32,500)	65,000
Other	(1,690)	(2,576)	(1,881)
Cash (Used for) Provided by Financing Activities	(20,586)	(11,590)	27,730
Change in cash, cash equivalents, and restricted cash	13,354	(3,795)	2,702
Cash, cash equivalents, and restricted cash at beginning of period	6,705	10,500	7,798
Cash, cash equivalents, and restricted cash at end of period	$20,059	$6,705	$10,500

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$16,865	$2,819
Accounts receivable, less reserves of $6,905 and $6,537, respectively	51,277	46,734
Other accounts receivable, less reserves of $2,124 and $1,561, respectively	10,063	15,616
Unbilled revenues	35,833	33,181
Materials and supplies, at average cost	36,187	33,385
Fuel for electric generation, at average cost	11,521	13,423
Stored natural gas, at average cost	19,937	25,840
Prepaid taxes	18,359	22,338
Regulatory assets - current	8,522	20,979
Other current assets	14,740	16,088
Total Current Assets	223,304	230,403
Regulatory assets	36,764	81,589
Pension and other postretirement benefit asset	132,264	93,896
Other deferred assets and other	25,690	20,780
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,149,165	2,018,149
Construction work in progress	138,208	110,091
Total Property, Plant, and Equipment	2,287,373	2,128,240
Investments	—	60
Total Assets	$2,705,395	$2,554,968

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,285	$5,146
Short-term debt	—	38,000
Accounts payable	77,453	65,434
Accrued interest and taxes	11,866	9,325
Accrued payroll related items	15,870	15,888
Regulatory liabilities - current	7,966	15,296
Other current liabilities	7,418	6,502
Total Current Liabilities	125,858	155,591
Other Credits:
Deferred income taxes	280,961	244,634
Investment tax credit - deferred	44,988	46,892
Regulatory liabilities	163,336	162,316
Accrued pension and other postretirement benefits	50,155	55,058
Asset retirement obligations	69,132	54,430
Other deferred liabilities and other	67,463	63,969
Total Other Credits	676,035	627,299
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	283,667	252,917
Retained earnings	688,404	633,460
Total Common Shareholder's Equity	989,419	903,725
Noncontrolling interest	150,386	149,531
Total Equity	1,139,805	1,053,256
Long-term debt	763,697	718,822
Total Capitalization	1,903,502	1,772,078
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,705,395	$2,554,968

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2022
Beginning balance - December 31, 2021	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394
Net income				83,916		21,576	105,492
Cash dividends paid to parent by MGE				(33,500)			(33,500)
Distributions to parent from noncontrolling interest						(22,000)	(22,000)
Ending balance - December 31, 2022	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386

2023
Net income				90,502		21,868	112,370
Cash dividends paid to parent by MGE				(41,000)			(41,000)
Distributions to parent from noncontrolling interest						(20,500)	(20,500)
Ending balance - December 31, 2023	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256

2024
Net income				89,444		22,855	112,299
Capital contributions from parent			30,750				30,750
Cash dividends paid to parent by MGE				(34,500)			(34,500)
Distributions to parent from noncontrolling interest						(22,000)	(22,000)
Ending balance - December 31, 2024	17,348	$17,348	$283,667	$688,404	$—	$150,386	$1,139,805

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2024, 2023, and 2022

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, and MGEE Transco. CWDC owns 100% of North Mendota, a subsidiary created to serve as a development entity for property. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to own the investments in ATC and ATC Holdco, respectively. MGE did not own any subsidiaries as of December 31, 2024.

MGE Energy and MGE consolidate variable interest entities (VIEs) for which each is the primary beneficiary. Variable interest entities are legal entities that possess any of the following characteristics: equity investors who have an insufficient amount of equity at risk to finance their activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity holders who do not receive expected losses or returns significant to the VIE. Ongoing reassessments of all VIEs are performed to determine if the primary beneficiary status has changed. MGE has consolidated MGE Power Elm Road and MGE Power West Campus. Both entities are VIEs. See Footnote 3 for more discussion of these entities.

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

d.
Supplemental Cash Flow Information – MGE Energy and MGE.

	MGE Energy			MGE(b)
(In Thousands)	2024	2023	2022	2024	2023	2022
Interest Paid	$34,306	$29,526	$25,957	$34,306	$29,526	$25,957
Income taxes paid (receipts), net(a)	(13,102)	9,800	3,166	(16,208)	9,440	1,480
Significant noncash investing activities:
Accrued capital expenditures	22,734	17,247	5,970	22,734	17,247	5,970

(a)
Cash received for income taxes in 2024 includes $18.5 million related to PTCs generated in 2023 and 2024 that were sold to a third party.
(b)
MGE Energy files a consolidated federal income tax return with its subsidiaries. While taxes are filed on a consolidated basis, MGE calculates its respective share of tax liability and makes intercompany tax payments to or from its parent company.

The following table presents components of cash flow, total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

(In thousands)	MGE Energy		MGE
As of December 31,	2024	2023	2024	2023
Cash and cash equivalents	$21,302	$11,140	$16,865	$2,819
Restricted cash	1,113	858	1,113	858
Receivable - margin account	2,081	3,028	2,081	3,028
Cash, cash equivalents, and restricted cash	$24,496	$15,026	$20,059	$6,705

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

As of December 31, 2024 and 2023, MGE had a reserve balance of $9.0 million and $8.1 million, respectively, against accounts receivable. For the years ended December 31, 2024 and 2023, MGE recorded $4.0 million and $3.6 million, respectively, in write-offs. For the years ended December 31, 2024 and 2023, MGE recorded $4.9 million and $3.3 million, respectively, of additional reserves. The current accounting treatment for bad debt expense allows MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate case filing. See Footnote 8 for further details of deferred bad debt expense.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2024	2023	2022
Electric(a)	3.8%	3.8%	3.2%
Gas	2.1%	2.1%	2.1%
Nonregulated	2.3%	2.3%	2.3%

(a)
In the 2023 limited reopener, the PSCW approved new depreciation rates for Columbia effective January 1, 2023.

k.
Asset Retirement Obligations - MGE Energy and MGE.

A liability is recorded for the fair value of an asset retirement obligation (ARO) to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. The expected present value technique used to calculate the fair value of ARO liabilities includes assumptions about costs, probabilities, settlement dates, interest accretion, and inflation. Revisions to the assumptions, including the timing or amount of expected asset retirement costs, could result in increases or decreases to the AROs. All asset retirement obligations are recorded as "Asset retirement obligations" on the consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when it recovers legal AROs in rates and when it would recognize these costs. See Footnote 17 for further information.

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
Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense, net" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income, net." For 2024, 2023, and 2022, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress as shown in the following table:

	2024	2023	2022
Approved AFUDC retail rates	7.73%	7.11%	7.11%

MGE received specific approval to recover 100% AFUDC on certain costs for Badger Hollow I and II, Paris, Darien, and Koshkonong. These amounts are recovered under the ratemaking process over the service lives of the related properties. For the years ended 2024, 2023, and 2022, MGE recorded AFUDC-debt and AFUDC-equity as shown in the following table:

(In millions)	2024	2023	2022
AFUDC-debt	$2.2	$2.0	$1.1
AFUDC-equity	5.7	5.8	3.0

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
Capitalized Software Costs - MGE Energy and MGE.

The net book value of capitalized costs of internal use software included in property, plant, and equipment was $67.5 million and $77.2 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, accumulated amortization was $74.4 million and $63.9 million, respectively. For the years ended December 31, 2024, 2023, and 2022, MGE recorded $10.5 million, $10.4 million and $10.8 million, respectively, of amortization expense. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives range from three to fifteen years.

t.
Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The net book value of capitalized costs of internal use software incurred in a hosting arrangement was $8.5 million and $10.7 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, accumulated amortization was $14.6 million and $11.4 million, respectively. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets.

For the years ended December 31, 2024, 2023, and 2022, MGE recorded $3.2 million, $2.9 million, and $3.1 million, respectively, of amortization expense related to software assets for hosted arrangements. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income and are amortized on a straight-line basis over the term of the hosted contract, which includes renewable option periods. Software assets for hosted arrangements have terms ranging from three to thirteen years.

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

When it becomes probable that a generating unit will be retired before the end of its useful life, MGE assesses whether the generating unit meets the criteria for probability of abandonment. If a generating unit meets the applicable criteria to be considered probable of abandonment, MGE assesses the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. There was no significant impairment of long-lived assets during 2024, 2023, and 2022.

v.
Income Taxes and Excise Taxes - MGE Energy and MGE.

Income taxes

Under the balance sheet method, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax basis of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.

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

Transfer tax credits

The Inflation Reduction Act of 2022 allows the transfer of certain tax credits to third parties in exchange for cash. In 2024, MGE sold transfer eligible tax credits generated in 2023 and 2024. MGE elects to account for the transferred tax credits under the scope of ASC 740. The sale of tax credits is presented in the operating activities section of the consolidated statements of cash flows consistent with the presentation of cash taxes paid. MGE includes any expected proceeds from the transfer of tax credits in the evaluation of realizability of deferred tax assets related to tax credits and records a valuation allowance for the difference between the tax value of the credits and the expected proceeds. The PSCW approved the deferral by MGE of any differential between tax credit transfer proceeds and the tax value of credits reflected in rates to its next rate case filing.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $17.0 million, $16.5 million, and $14.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

2.
New Accounting Standards - MGE Energy and MGE.

In November 2023, the Financial Accounting Standards Board modified authoritative guidance within the codification's Segment Reporting topic, which enhanced the disclosure requirements for significant segment expenses and other segment items. The authoritative guidance became effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. MGE adopted the standard as of the effective date. See Footnote 22 for segment disclosures.

In December 2023, the Financial Accounting Standards Board issued authoritative guidance within the codification's Income Taxes topic, which expanded the disclosure requirements over effective tax rate reconciliations and income taxes paid. For public business entities, the authoritative guidance will become effective for fiscal years beginning after December 15, 2024. MGE will adopt the standard as of the effective date. The adoption of this standard will not have a material impact on MGE Energy's and MGE's income, comprehensive income, financial position or cash flows.

In November 2024, the Financial Accounting Standards Board issued authoritative guidance within the codification's Income Statement - Reporting Comprehensive Income topic, which added disclosure requirements for the disaggregation of certain income statement expenses. The authoritative guidance will become effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. MGE will adopt the standard as of the effective date. The adoption of this standard will not have a material impact on MGE Energy's and MGE's income, comprehensive income, financial position or cash flows.

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

MGE has included the following significant accounts on its consolidated balance sheets related to its interest in these VIEs as of December 31:

	MGE Power Elm Road		MGE Power West Campus
(In thousands)	2024	2023	2024	2023
Property, plant, and equipment, net	$159,576	$162,210	$76,378	$75,392
Construction work in progress	514	834	3,052	1,533
Affiliate receivables	—	—	911	2,550
Accrued interest and accrued (prepaid) taxes	(184)	376	(78)	(22)
Deferred income taxes	30,902	30,502	15,435	15,249
Long-term debt(a)	41,082	43,714	28,550	31,019
Noncontrolling interest	104,304	103,751	46,082	45,780

(a)
MGE Power Elm Road's long-term debt includes debt issuance costs of $0.2 million and $0.3 million, respectively, as of December 31, 2024 and 2023. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. MGE Power West Campus's long-term debt includes debt issuance costs of $0.1 million as of December 31, 2024 and 2023. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. See Footnote 14 for further information on the long-term debt securities.

MGE is permitted by PSCW order to recover lease payments made to MGE Power Elm Road and MGE Power West Campus in customer rates.

4.
Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following as of December 31:

	MGE Energy		MGE
(In thousands)	2024	2023	2024	2023
Utility:
Electric(a)	$1,945,748	$1,769,559	$1,945,764	$1,769,576
Property, plant, and equipment to be retired(b)	121,576	133,268	121,576	133,268
Gas	634,819	603,502	634,830	603,513
Utility property, plant, and equipment, gross	2,702,143	2,506,329	2,702,170	2,506,357
Less: Accumulated depreciation and amortization	789,400	726,289	789,400	726,289
Utility property, plant, and equipment, net	1,912,743	1,780,040	1,912,770	1,780,068
Nonregulated:
Nonregulated	326,574	321,951	326,574	321,951
Less: Accumulated depreciation and amortization	90,179	83,870	90,179	83,870
Nonregulated property, plant, and equipment, net	236,395	238,081	236,395	238,081
Construction work in progress:
Utility construction work in progress(c)	134,642	107,724	134,642	107,724
Nonregulated construction work in progress	3,566	2,367	3,566	2,367
Total property, plant, and equipment	$2,287,346	$2,128,212	$2,287,373	$2,128,240

(a)
Includes Paris Solar placed in service in December 2024. See Footnote 6 for further information on Paris Solar.
(b)
An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by the end of 2029. Final timing and retirement dates are subject to change depending on operational, regulatory, capacity needs, and other factors impacting one or more of the Columbia co-owners. As of December 31, 2024, early retirement of Columbia was probable. "Plant anticipated to be retired early" in table above is the net book value of these generating units. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1 and Unit 2. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of December 31, 2024.

(c)
Includes Paris (battery), Darien (solar and battery), and Koshkonong (solar and battery) projects. See Footnote 6 for further information on renewable projects.

MGE's utility plant is subject to a lien with respect to its Indenture of Mortgage and Deed of Trust. See Footnote 14 for further discussion of the mortgage indenture and the entitlement of certain unsecured notes to be equally and ratably secured if MGE issues additional first mortgage bonds.

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. As of December 31, 2024, MGE had no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the years ended December 31:

(In thousands)	2024	2023	Income Statement Location
Finance lease expense:
Amortization of leased assets	$1,598	$1,588	Depreciation and amortization
Interest on lease liabilities	597	556	Interest expense, net
Operating lease expense	441	465	Other operations and maintenance
Total lease expense	$2,636	$2,609

MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between net lease costs recognized and lease cash payments made. These deferred costs have not been reflected in the table above. See Footnote 8 for further details of deferred lease costs.

The following table shows the lease assets and liabilities on the consolidated balance sheets as of December 31:

(In thousands)	2024	2023	Balance Sheet Location
Lease assets:
Finance lease assets	$15,611	$15,439	Property, plant, and equipment, net
Operating lease assets	7,400	7,557	Other deferred assets and other
Total lease assets	$23,011	$22,996
Lease liabilities:
Finance lease liabilities - current	$1,297	$1,172	Other current liabilities
Finance lease liabilities - long-term	18,466	18,039	Other deferred liabilities and other
Operating lease liabilities - current	65	114	Other current liabilities
Operating lease liabilities - long-term	7,781	7,801	Other deferred liabilities and other
Total lease liabilities	$27,609	$27,126

The following table shows other lease information for the years ended December 31:

(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,323	$1,322
Finance leases - Operating cash flows	872	822
Operating leases - Operating cash flows	353	372
Lease assets obtained in exchange for lease liabilities:
Finance leases	1,876	2,385
Operating leases	48	—

The following table shows the weighted average remaining lease terms and discounts as of December 31:

Weighted-average remaining lease terms (in years):	2024	2023
Finance leases	35	36
Operating leases	32	33
Weighted-average discount rates:
Finance leases	4.49%	4.44%
Operating leases	3.11%	3.08%

The following table shows maturities of lease liabilities as of December 31, 2024:

(In thousands)	Finance	Operating
2025	$2,149	$300
2026	1,835	305
2027	1,551	311
2028	894	317
2029	774	322
Thereafter	39,377	11,211
Subtotal	46,580	12,766
Less: Present value discount	(26,817)	(4,920)
Lease liability	19,763	7,846
Less: current portion	(1,297)	(65)
Noncurrent lease liability	$18,466	$7,781

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

The following tables shows MGE's interest in utility plant in service, operating expense (net of deferred costs), and the related accumulated depreciation reserves and other information related to MGE's jointly owned facilities:

(In thousands, except for percentages and MW)	Columbia(a)		Elm Road(b)		West Campus(c)		West Riverside(d)
Ownership interest	19%		8.33%		55%		6.9%
Fuel source	Coal		Coal		Natural gas		Natural gas
Share of generation (MW)	211	MW	106	MW	157	MW	50	MW

For the year ended December 31,
Operating expense - 2024	$29,815		$21,511		(e)		$5,954
Operating expense - 2023	30,103		21,072		(e)		3,214
Operating expense - 2022	26,141		18,613		(e)		N/A

As of December 31, 2024
Utility plant	$—		$207,070		$118,317		$54,996
Accumulated depreciation	—		(47,494)		(41,939)		(7,421)
Property, plant, and equipment to be retired	121,576		—		—		—
Construction work in progress	1,724		514		3,052		404

As of December 31, 2023
Utility plant	$—		$205,325		$115,438		26,739
Accumulated depreciation	—		(43,115)		(40,046)		(2,811)
Property, plant, and equipment to be retired	133,268		—		—		—
Construction work in progress	2,428		834		1,533		257

(a)
MGE and the other co-owners announced plans to retire Columbia, a two unit coal-fired generation facility located in Portage, Wisconsin. The co-owners intend to retire Unit 1 and Unit 2 by 2029. Final timing and retirement dates are subject to change depending on operational, regulatory, capacity needs, and other factors impacting one or more of the Columbia co-owners. As of December 31, 2024 and 2023, early retirement of Columbia was probable. See Footnote 4 for further information.
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
(d)
In March 2023, MGE purchased an ownership interest in West Riverside, a natural gas-fired facility located in Beloit, WI, from WPL, operator and co-owner of the plant. West Riverside was placed in-service in 2020. In June 2024, MGE purchased an additional ownership interest in West Riverside, increasing its interest to 6.9%.
(e)
Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2024, 2023, and 2022, the UW's allocated share of fuel and operating costs was $7.0 million, $6.7 million, and $8.7 million, respectively.

(In thousands, except for percentages and MW)	Forward Wind(f)		Two Creeks(g)		Badger Hollow I & II(h)		Red Barn(i)		Paris(j)
Ownership interest	12.8%		33%		33%		10%		10%
Fuel Source	Wind		Solar		Solar		Wind		Solar
Share of generation (MW)	18	MW	50	MW	100	MW	9.16	MW	20	MW

For the year ended December 31,
Operating expense - 2024	$755		$961		$1,494		$213		$23
Operating expense - 2023	677		1,087		751		143		N/A
Operating expense - 2022	662		1,032		787		N/A		N/A

As of December 31, 2024
Utility plant	$34,363		$67,999		$160,954		$16,484		$40,565
Accumulated depreciation	(18,069)		(9,951)		(10,639)		(872)		—
Construction work in progress	—		—		368		—		—

As of December 31, 2023
Utility plant	$34,127		$67,971		$155,696		16,657		N/A
Accumulated depreciation	(16,970)		(7,750)		(5,114)		(365)		N/A
Construction work in progress	16		30		348		—		N/A

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
(i)
The Red Barn Wind Farm is located in the Towns of Wingville and Clifton in Grant County, Wisconsin. MGE purchased its share of Red Barn in 2023.
(j)
The Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin. Date of commercial operation of the solar array was December 2024.

MGE currently has ongoing jointly-owned generation construction projects. MGE's share of the Paris battery generation is 11 MW. Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin. MGE's ownership interest is 10% and its share of generation is 25 MW (solar) and 7.5 MW (battery). Koshkonkong Solar Energy Center is located in the Towns of Christiana and Deerfield in Dane County, Wisconsin. MGE's ownership interest is 10% and its share of generation is 30 MW (solar) and 16.5 MW (battery). As of December 31, 2024, $22.4 million, $43.0 million, and $15.4 million respectively, (excluding AFUDC) related to Paris, Darien, and Koshkonong is reflected in "Construction work in progress" on the consolidated balance sheets. Construction of these projects are expected to completed in phases. Paris battery is expected to be completed in 2025. Darien is expected to be completed in 2025 (solar) and 2026 (battery). Koshkonong is expected to be completed in 2026 (solar) and 2027 (battery).

7.
Investments - MGE Energy and MGE.

a.
Equity Securities, Equity Method Investments, and Other Investments.

	MGE Energy
(In thousands)	2024	2023
Equity securities	$23,119	$24,027
Equity method investments:
ATC and ATC Holdco	92,579	86,459
Other	39	39
Total equity method investments	92,618	86,498
Other investments	2,298	2,298
Total	$118,035	$112,823

Equity securities represent publicly traded securities and private equity investments in common stock of companies in various industries. MGE had no material investments in 2024 or 2023.

For the years ended December 31, 2024, 2023, and 2022, there were no material liquidated investments for MGE. For the years ended December 31, 2024, 2023, and 2022, certain investments were liquidated for MGE Energy. As a result of these liquidations, the following was received:

(In thousands)	2024	2023	2022
Cash proceeds	$2,554	$995	$924
Gain (loss) on sale	239	(899)	1,382

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

As of December 31, 2024 and 2023, MGE Transco held a 3.6% ownership interest in ATC. As of December 31, 2024 and 2023, MGEE Transco held a 4.4% ownership interest in ATC Holdco. MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income, net" on the consolidated statements of income of MGE Energy. For the following years ended December 31, MGE Transco recorded the following:

(In thousands)	2024	2023	2022
Equity earnings from investment in ATC	$12,498	$10,515	$9,025
Dividends received from ATC	8,635	8,397	7,090
Capital contributions to ATC	2,679	3,750	2,678

In January 2025, MGE Transco made a $2.5 million capital contribution to ATC.

ATC Holdco was formed in December 2016. In 2024, 2023, and 2022 MGEE Transco recorded no capital contributions to ATC Holdco.

ATC's summarized financial data is as follows:

(In thousands)
Income statement data for the year ended December 31,	2024	2023	2022
Operating revenues	$911,314	$818,921	$751,158
Operating expenses	(442,359)	(407,643)	(381,528)
Other income	1,407	2,452	1,171
Interest expense, net	(139,204)	(134,107)	(124,091)
Earnings before members' income taxes	$331,158	$279,623	$246,710

Balance sheet data as of December 31,	2024	2023
Current assets	$126,628	$115,236
Noncurrent assets	6,792,600	6,336,954
Total assets	$6,919,228	$6,452,190

Current liabilities	$482,440	$495,919
Long-term debt	3,083,409	2,735,985
Other noncurrent liabilities	544,973	585,173
Members' equity	2,808,406	2,635,113
Total members' equity and liabilities	$6,919,228	$6,452,190

MGE receives transmission and other related services from ATC. For the years ended December 31, 2024, 2023, and 2022, MGE recorded $36.3 million, $33.8 million, and $31.4 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of December 31, 2024 and 2023, MGE had a receivable due from ATC of $2.0 million and $5.3 million, respectively, related primarily to transmission interconnection at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

8.
Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	Recovery/Refund Period	2024	2023
Regulatory Assets
Asset retirement obligation	ARO Asset lives	$6,813	$17,003
Bad debt expense	One to two years	5,200	9,150
Debt related costs	Term of related debt	6,538	7,014
Derivatives	One to four years	—	5,226
Fuel costs	One year	—	6,713
Leases	Lease term	4,598	4,130
Pension and other postretirement costs	One to four years	642	4,948
Tax recovery related to AFUDC equity	Plant lives	13,440	12,140
Transmission	One to two years	1,216	1,998
Unfunded pension and other postretirement liability	Various	—	31,374
Other	Various	6,839	2,872
Total Regulatory Assets		$45,286	$102,568

(In thousands)	Recovery/Refund Period	2024	2023
Regulatory Liabilities
Cost of removal	Various	$41,714	$42,031
Elm Road	One to two years	1,700	1,666
Fuel savings	One year	3,043	7,219
Income taxes	Various	94,110	107,048
Pension and other postretirement non-service costs	Plant lives	20,342	17,977
Purchased gas adjustment	Less than one year	1,441	1,340
Renewable project savings	One to two years	5,222	—
Unfunded/funded pension and other postretirement asset	Various	3,489	—
Other	Various	241	331
Total Regulatory Liabilities		$171,302	$177,612

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

Bad debt expense

In March 2020, the PSCW issued an order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures include items such as bad debt expense. Recovery of these expenditures is occurring during 2024 and 2025. Beginning in 2021, the PSCW approved MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate filing.

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

Fuel Costs/Savings
See Footnote 9.b. for discussion regarding the rules affecting our fuel-related costs.

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

Unfunded or funded Pension and Other Postretirement Asset or Liability

MGE records unrecognized net actuarial gains and losses as a net regulatory asset or liability in lieu of accumulated other comprehensive gain or loss on the balance sheet, as these amounts are expected to be recovered or refunded in future rates. See Footnote 11 for further discussion.

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

Renewable Project Savings

The PSCW requires MGE to defer the revenue requirement impact for the change of the in-service date for Paris to a future rate proceeding.

9.
Rate Matters - MGE Energy and MGE.

a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2022/2023 settlement
Gas	0.96%	9.8%	55.6%	1/1/2023
Approved limited 2023 reopener(a)
Electric	9.01%	9.8%	55.6%	1/1/2023
Approved 2024/2025 rate proceeding(b)(c)
Electric	1.54%	9.7%	56.1%	1/1/2024
Gas	2.44%	9.7%	56.1%	1/1/2024
Electric(d)	2.63%	9.7%	56.1%	1/1/2025
Gas	1.32%	9.7%	56.1%	1/1/2025
(a)
The electric rate increase was driven by generation assets including MGE's investments in Badger Hollow II (solar), Paris (solar and battery), Red Barn Wind Farm (wind), and West Riverside (natural gas). In addition, the reopener request included an increase in fuel costs and the recovery of deferred 2021 fuel costs. The reopener also revised the depreciation schedule for Columbia Unit 2 and shared equipment to 2029 to align with the depreciation schedule for Unit 1.
(b)
The electric increase was driven by an increase in rate base including MGE's investments made in West Riverside, local solar, continued investment in grid modernization, as well as higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). In addition, the PSCW authorized MGE to defer a recovery of and a return on costs associated for any change in the in service date for Paris and force majeure costs for Badger Hollow II and Paris that were not reflected in this rate filing. The PSCW also approved deferral of any differential in PTC tax credits reflected in rates and actual credits produced. These deferrals will be reflected in MGE's next rate case filing. The gas rate increases were also driven by MGE's investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). This increase in gas costs is offset by a tax benefit related to excess deferred taxes. Included in the gas residential rate is a reduction in the customer fixed charge.
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
(d)
The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63% to reflect lower expected fuel costs.

Sierra Club and Vote Solar filed petitions with the Dane County Circuit Court seeking review of the PSCW decisions approving MGE's electric and gas 2022/2023 rate settlement, 2023 electric limited reopener, and 2024/2025 rate order. The PSCW was named as the responding party; MGE was not named as a party. The Petitions challenged the amount of customer fixed charge that does not vary with usage. The requested relief was unclear. The revenue requirement approved by the PSCW in the settlement, limited reopener, and 2024/2025 rate order had been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement, limited reopener, and the 2024/2025 rate order. MGE intervened in the proceedings to help defend the PSCW's decision. The Dane County Circuit Court affirmed the PSCW's decision to approve the 2022/2023 rate settlement, and Sierra Club and Vote Solar appealed that decision to the Wisconsin Court of Appeals. On August 6, 2024, the Wisconsin Court of Appeals denied Sierra Club and Vote Solar's appeal and affirmed the PSCW's approval of the 2022/2023 rate settlement. Sierra Club and Vote Solar petitioned the Wisconsin Supreme Court for review of the Court of Appeals decision, and the PSCW and MGE both filed responses asking the Wisconsin Supreme Court to deny the petition. The petitions challenging the 2023 electric limited reopener and the 2024/2025 rate order were stayed pending further proceedings. On January 16, 2025, the Wisconsin Supreme Court denied the petition for review. As a result, all cases concerning these matters pending in the Dane County Circuit Court have been dismissed.

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

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2021	$3.3(a)	January 2023 through December 2023
2022	$8.8(a)	October 2023 through September 2024
2023	($7.2)(a)	October 2024 through December 2024
2024	($3.0)	(b)

(a)
There was no change to the refund or recovery in the fuel rules proceedings from the amount MGE deferred.
(b)
These costs will be subject to the PSCW's annual review of 2024 fuel costs, expected to be completed in 2025.
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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2024	2023	2022	2024	2023	2022
Current payable:
Federal	$4,811	$1,864	$2,102	$3,206	$1,329	$934
State	6,875	4,637	2,385	6,309	4,560	2,060
Net-deferred:
Federal	(2,695)	16,317	14,770	(3,342)	15,345	14,397
State	3,303	6,683	8,665	2,909	6,191	8,370
Amortized investment tax credits	(1,698)	(1,698)	(1,698)	(1,698)	(1,698)	(1,698)
Total income tax provision	$10,596	$27,803	$26,224	$7,384	$25,727	$24,063

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2024	2023	2022	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.2	6.2	6.2	6.2	6.2
Amortized investment tax credits	(2.1)	(0.7)	(0.7)	(2.3)	(0.7)	(0.7)
Credit for electricity from wind energy	(10.5)	(5.3)	(5.4)	(11.5)	(5.6)	(5.7)
AFUDC equity, net	(0.7)	(0.6)	(0.3)	(0.8)	(0.6)	(0.3)
Amortization of utility excess deferred tax(a)	(5.9)	(1.5)	(2.0)	(6.5)	(1.6)	(2.1)
Other, net, individually insignificant	—	—	0.3	0.1	(0.1)	0.2
Effective income tax rate	8.1%	19.1%	19.1%	6.2%	18.6%	18.6%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the years ended December 31, 2024, 2023, and 2022, MGE recognized $3.5 million, $3.5 million, and $4.1 million, respectively. For the year ended December 31, 2024, MGE recognized $4.1 million of deferred taxes not restricted by IRS normalization rules, compared to a net collection from customers of $1.3 million for both the years ended December 31, 2023 and 2022.

The significant components of deferred tax assets and liabilities that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2024	2023	2024	2023
Deferred tax assets
Investment in ATC	$18,467	$19,287	$—	$—
Federal tax credits	21,252	43,281	21,252	43,281
Accrued expenses	11,614	10,408	11,566	10,406
Pension and other postretirement benefits	6,878	15,793	6,878	15,793
Deferred tax regulatory account	37,892	41,893	37,892	41,893
Derivatives	13	1,472	13	1,472
Leases	7,521	7,389	7,521	7,389
Other	29,290	23,075	29,048	22,934
Gross deferred income tax assets	132,927	162,598	114,170	143,168
Less valuation allowance	—	—	—	—
Net deferred income tax assets	$132,927	$162,598	$114,170	$143,168

	MGE Energy		MGE
(In thousands)	2024	2023	2024	2023
Deferred tax liabilities
Property-related	$334,728	$316,305	$334,728	$316,305
Investment in ATC	54,262	53,137	—	—
Bond transactions	349	411	349	411
Pension and other postretirement benefits	26,801	34,824	26,801	34,824
Derivatives	13	1,472	13	1,472
Tax deductible prepayments	9,677	9,996	9,666	9,986
Leases	7,521	7,389	7,521	7,389
Other	15,973	18,093	16,053	17,415
Gross deferred income tax liabilities	449,324	441,627	395,131	387,802
Deferred income taxes, net	$316,397	$279,029	$280,961	$244,634

The components of federal and state tax benefit carryovers as of December 31, are as follows:

	MGE Energy		MGE
(In thousands)	2024	2023	2024	2023
Federal tax credits	$21,252	$43,281	$21,252	$43,281

Federal tax credit carryovers begin to expire in 2040. Federal tax credits represent the deferred tax asset.

b.
Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

The difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is accounted for as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest is as follows:

(In thousands)
Unrecognized Tax Benefits:	2024	2023	2022
Unrecognized tax benefits, January 1,	$1,615	$2,485	$2,353
Additions based on tax positions related to the current year	415	455	731
Additions based on tax positions related to the prior years	—	—	—
Reductions based on tax positions related to the prior years	(484)	(1,325)	(599)
Unrecognized tax benefits, December 31,	$1,546	$1,615	$2,485

(In thousands)
Interest on Unrecognized Tax Benefits:	2024	2023	2022
Accrued interest on unrecognized tax benefits, January 1,	$130	$189	$150
Reduction in interest expense on uncertain tax positions	(77)	(149)	(95)
Interest expense on uncertain tax positions	64	90	134
Accrued interest on unrecognized tax benefits, December 31,	$117	$130	$189

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component recoverable in rates is offset by a regulatory asset.

As of December 31, 2022, MGE Energy and MGE had an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. As of December 31, 2024, and 2023, MGE Energy and MGE continue to have an unrecognized tax benefit associated with the change in income tax method of accounting for electric generation and electric distribution repairs, however, the tax benefit relating to gas distribution repairs has been recognized due to the adoption of the safe harbor method of accounting for gas repairs issued by the Internal Revenue Service in 2023.

The unrecognized tax benefits as of December 31, 2024, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2021 through 2024
MGE Energy Wisconsin combined reporting corporation return	2020 through 2024

11.
Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $6.5 million, $5.2 million, and $5.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan rather than the defined benefit pension plan previously in place.

a.
Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2024	2023	2024	2023
Net benefit obligation as of January 1,	$346,460	$335,288	$64,973	$63,828
Service cost	3,078	2,892	856	780
Interest cost	17,118	17,319	3,126	3,308
Plan participants' contributions	—	—	1,045	1,017
Actuarial loss (gain)(a)	(16,669)	11,946	(3,769)	1,951
Plan amendments	—	—	—	(242)
Settlements(b)	—	—	(1,227)	—
Gross benefits paid	(23,050)	(20,985)	(6,171)	(5,986)
Less: federal subsidy on benefits paid(c)	—	—	351	317
Benefit obligation as of December 31,	$326,937	$346,460	$59,184	$64,973

Change in Plan Assets:
Fair value of plan assets as of January 1,	$404,735	$370,171	$43,149	$41,867
Actual return on plan assets	40,608	53,346	4,131	5,312
Employer contributions	2,175	2,203	682	939
Plan participants' contributions	—	—	1,045	1,017
Settlements(b)	—	—	(1,515)	—
Gross benefits paid	(23,050)	(20,985)	(6,171)	(5,986)
Fair value of plan assets at end of year	424,468	404,735	41,321	43,149
Funded Status as of December 31,	$97,531	$58,275	$(17,863)	$(21,824)

(a)
In 2024, higher discount rates were the primary driver of the actuarial gain.
(b)
In August 2024, MGE entered into an agreement to transfer the mortality and investment risk, as well as the administration of, its employer-paid life insurance plan to a third party. MGE accounted for the settlement under the scope of ASC 715.
(c)
In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For both the years ended December 31, 2024 and 2023, the subsidy due to MGE was $0.3 million.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2024 and 2023, was $311.0 million and $328.4 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2024	2023	2024	2023
Long-term asset	$131,418	$93,896	$846	$—
Current liability	(2,441)	(2,387)	—	—
Long-term liability	(31,446)	(33,234)	(18,709)	(21,824)
Net asset (liability)	$97,531	$58,275	$(17,863)	$(21,824)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory asset (liability) in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2024	2023	2024	2023
Net actuarial loss (gain)	$3,699	$33,237	$(7,191)	$(1,626)
Prior service benefit	—	—	—	(242)
Transition obligation	—	—	3	5
Total	$3,699	$33,237	$(7,188)	$(1,863)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets as of December 31 are as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2024	2023
Projected benefit obligation, end of year	$33,887	$35,621
Fair value of plan assets, end of year	—	—

The accumulated benefit obligation and fair value of plan assets with an accumulated benefit obligation in excess of plan assets as of December 31 are as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2024	2023	2024	2023
Accumulated benefit obligation, end of year	$32,463	$34,387	$43,882	$64,973
Fair value of plan assets, end of year	—	—	25,172	43,149

b.
Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2024	2023	2022	2024	2023	2022
Service cost	$3,078	$2,892	$5,064	$856	$780	$1,293
Interest cost	17,118	17,319	11,161	3,126	3,308	1,940
Expected return on assets	(28,597)	(25,248)	(31,391)	(2,725)	(2,595)	(3,365)
Settlement cost	—	—	—	288	—	—
Amortization of:
Transition obligation	—	—	—	3	3	3
Prior service (credit) cost	—	—	(20)	(242)	—	(297)
Actuarial loss	859	1,760	2,416	380	(190)	145
Net periodic benefit cost (credit)	$(7,542)	$(3,277)	$(12,770)	$1,686	$1,306	$(281)

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

c.
Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Discount rate	5.64%	5.10%	5.59%	5.11%
Rate of compensation increase	3.81%	4.30%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	7.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2036	2032

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.10%	5.47%	2.94%	5.11%	5.45%	2.85%
Expected rate of return on plan assets	7.24%	7.00%	6.75%	6.81%	6.59%	6.40%
Rate of compensation increase	4.32%	3.28%	3.24%	N/A	N/A	N/A

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

Pension Plan Assets

The asset allocation for MGE's pension plans as of December 31, 2024 and 2023, and the target allocation for 2025, by asset category, follows:

	Target	Percentage of Plan Assets at Year End
	Allocation(b)	2024	2023
Equity securities(a)	50%	56%	64%
Fixed income securities	44%	38%	30%
Real estate	6%	6%	6%

(a)
Target allocations for equity securities are broken out as follows: 36% United States equity and 14% non-United States equity.
(b)
The target allocation for MGE's pension plans were approved to be rebalanced in December 2024. The trades happened in two steps, the first in December 2024 and the second in January 2025.

Other Postretirement Plan Assets

Other Postretirement plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The asset allocation for MGE's 401(h) assets as of December 31, 2024 and 2023, and the target allocation for 2025, by asset category, follows:

	Target	Percentage of Plan Assets at Year End
	Allocation	2024	2023
Equity securities(a)	63%	66%	64%
Fixed income securities	30%	28%	30%
Real estate	7%	6%	6%

(a)
Target allocations for equity securities are broken out as follows: 45.5% United States equity and 17.5% non-United States equity.

The target asset allocation for the VEBA trusts are established based on a similar investment strategy as the 401(h) assets, with consideration for liquidity needs in the VEBA trusts.

e.
Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2024. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2024, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.
Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 19 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2024:

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

Insurance Continuance Fund – The Insurance Continuance Fund is a supplemental retirement plan that includes assets that had been segregated and restricted to pay retiree term life insurance premiums.

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

The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2024	2023
Cash and Cash Equivalents	$772	$2,079
Equity Securities:
U.S. Large Cap	128,262	132,047
U.S. Mid Cap	27,960	32,840
U.S. Small Cap	37,222	40,830
International Blend	73,444	78,294
Fixed Income Securities:
Short-Term Fund	7,231	7,465
High Yield Bond	24,231	22,273
Long Duration Bond	139,631	100,431
Real Estate	26,146	28,840
Insurance Continuance Fund	—	1,585
Fixed Rate Fund	890	1,200
Total	$465,789	$447,884

g.
Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2025. The contributions for years after 2025 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

MGE expects to contribute $2.4 million and $0.4 million to the pension and other postretirement benefit plans respectively in 2025.

h.
Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2025	$22,164	$5,520	$(410)	$5,110
2026	22,439	5,525	(464)	5,061
2027	22,794	5,505	(508)	4,997
2028	23,024	5,477	(545)	4,932
2029	23,307	5,422	(580)	4,842
2030 - 2034	117,422	25,868	(3,337)	22,531

12.
Share-Based Compensation - MGE Energy and MGE.

In 2020, MGE Energy shareholders approved the 2021 Long-Term Incentive Plan (the 2021 Incentive Plan). It provides for the issuance of up to 500,000 shares of MGE Energy common stock in connection with awards made under the 2021 Incentive Plan. The 2021 Incentive Plan authorizes awards of restricted stock, restricted stock units, performance units, and dividend equivalents, or any combination of the foregoing for eligible employees and non-employee directors. The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees and is an inactive plan with final award paid to employees in 2023. Plan participants may have received awards of performance units, restricted units, or both. Prior to the adoption of the 2020 plan, eligible employees could receive awards of performance units under the 2006 Performance Unit Plan, an inactive plan with final award paid to employees in 2024. Under the 2013 Director Incentive Plan, an inactive plan with final award paid to participants in 2023, enabled eligible non-employee directors to receive awards of performance units. For the years ended December 31, 2024, 2023, and 2022, MGE recorded $4.5 million, $2.7 million, and $1.3 million, respectively, related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Incentive Plan in "Other operations and maintenance" on the consolidated statements of income.

2006 Performance Unit Plan - Liability Awards - Under the 2006 Performance Unit Plan, eligible employees could receive performance units that entitled the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the performance period set in the award. In accordance with the plans' provisions. These awards are subject to prescribed vesting schedules and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with the plan.

On the grant date, the cost of the employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability. For nonretirement eligible employees under the 2006 Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

Payouts under the 2006 Performance Unit Plan are subject to a five-year vesting schedule. The following activity occurred:

2023
Performance Unit Plan
Nonvested awards January 1,	2,004
Granted	—
Vested	(2,004)
Nonvested awards December 31,	—

In the first quarter of 2024, cash payments of $1.4 million were distributed related to awards that were granted under the plans in 2019, for the 2006 Performance Unit Plan.

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

	2024		2023
	Units	Weighted Average Grant Date Fair Value (per share)	Units	Weighted Average Grant Date Fair Value (per share)
Nonvested awards January 1,	33,467	$71.02	27,370	$69.28
Granted	29,733	63.19	20,472	69.95
Vested	(14,244)	72.46	(13,126)	65.83
Undistributed vested awards(a)	(6,187)	67.18	(1,249)	69.95
Forfeitures	(488)	63.19	—	—
Nonvested awards December 31,	42,281	$65.65	33,467	$71.02

(a)
Represents restricted stock units that vested but were not distributed to retirement-eligible employees.

In the first quarter of 2024, 11,511 shares were distributed related to awards that were granted in 2021 under the 2021 Incentive Plan. In the first quarter of 2025, 11,213 shares were distributed related to awards that were granted in 2022 under the 2021 Incentive Plan.

Performance Units - Liability Awards - Performance units under the 2021 Incentive Plan can be paid out in shares of MGE Energy common stock, cash or a combination of cash and stock. MGE assumes it will make future payouts of its performance units granted in cash; therefore, these performance units are accounted for as liability awards. Compensation expense for these performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period. The payout is based upon achievement of specified performance goals during a performance period set by the Human Resources and Compensation Committee of MGE Energy's Board of Directors. Awards are subject to vesting provisions providing for 100% vesting at the end of the performance period. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

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

	2024	2023
Nonvested awards January 1,	18,779	16,514
Granted	16,414	11,320
Vested	(8,708)	(7,806)
Undistributed vested awards(c)	(3,899)	(1,249)
Forfeitures	(488)	—
Nonvested awards December 31,	22,098	18,779

Weighted average fair value of each nonvested award	$130.73	$92.18
Weighted average estimated payout % based on performance criteria	139.1%	127.5%

(c)
Represents performance units that vested but were not distributed to retirement-eligible employees.

Awards granted in 2021, for the 2021 Incentive Plan, vested at 146% with 1,007 shares distributed and $1.1 million cash paid during the first quarter of 2024.

13.
Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

Information regarding lines of credit and short-term borrowings is shown below:

(In thousands)	MGE Energy(a)(c)		MGE
As of December 31,	2024	2023	2024		2023
Lines of credit(b)	$180,000	$180,000	$130,000		$130,000
Available capacity under line of credit	$179,383	$141,315	$129,383		$91,315
Short-term debt outstanding	$-	$38,000	$-		$38,000
Letters of credit issued inside credit facilities	$617	$685	$617		$685
Required ratio of consolidated debt to consolidated total capitalization - not to exceed a maximum	65.00%	65.00%	65.00	%(d)	65.00	%(d)
Weighted-average interest rate	-%	5.40%	-%		5.40%
Year Ended December 31,
Maximum short-term borrowings	$67,500	$82,000	$67,500		$82,000
Average short-term borrowings	$39,257	$35,959	$39,257		$35,959
Weighted-average interest rate	5.27%	4.94%	5.27%		4.94%

(a)
MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.
(b)
As of December 31, 2024, MGE Energy and MGE had no borrowings outstanding under these credit facilities and were in compliance with the covenant requirements of the credit agreements.
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

14.
Long-Term Debt - MGE Energy and MGE.
a.
Long-Term Debt.

	December 31,
(In thousands)	2024	2023
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200
Tax Exempt Debt:(b)
3.75%, 2027 Series, Industrial Development Revenue Bonds	19,300	19,300
Medium-Term Notes:(c)
6.12%, due 2028	20,000	20,000
7.12%, due 2032	25,000	25,000
6.247%, due 2037	25,000	25,000
Total Medium-Term Notes	70,000	70,000
Other Long-Term Debt:(d)
3.29%, due 2026(e)	15,000	15,000
3.11%, due 2027(e)	30,000	30,000
2.94%, due 2029(e)	50,000	50,000
2.48%, due 2031(e)	60,000	60,000
5.43%, due 2032(e)	25,000	25,000
5.43%, due 2033(e)	15,000	15,000
5.68%, due 2033(f)	17,297	18,782
5.19%, due 2033(f)	11,298	12,292
2.63%, due 2033(e)	40,000	40,000
5.61%, due 2034(e)	40,000	40,000
5.53%, due 2035(e)	35,000	35,000
5.30%, due 2039(e)(g)	25,000	—
5.26%, due 2040(e)	15,000	15,000
5.04%, due 2040(h)	25,139	26,806
4.74%, due 2041(h)	16,167	17,167
4.38%, due 2042(e)	28,000	28,000
4.42%, due 2043(e)	20,000	20,000
4.47%, due 2048(e)	20,000	20,000
4.19%, due 2048(e)	60,000	60,000
3.76%, due 2052(e)	40,000	40,000
4.24%, due 2053(e)	20,000	20,000
5.91%, due 2053(e)	30,000	30,000
5.59%, due 2054(e)(g)	25,000	—
4.34%, due 2058(e)	20,000	20,000
Total Other Long-Term Debt	682,901	638,047
Long-term debt due within one year	(5,285)	(5,146)
Unamortized discount and debt issuance costs	(4,419)	(4,579)
Total Long-Term Debt	$763,697	$718,822

(a)
MGE's utility plant is subject to a lien related to its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of MGE shares may not be made if the aggregate amount thereof since December 31, 1945, would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2024, approximately $754.6 million was available for the payment of dividends under this covenant.
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
(e)
Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2024, MGE was in compliance with the covenant requirements.
(f)
Issued by MGE Power West Campus. The Note Purchase Agreements require MGE Power West Campus to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the WCCF pursuant to a long-term lease. As of December 31, 2024, MGE Power West Campus was in compliance with the covenant requirements.

(g)
In October 2024, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of new long-term debt (Series A), carrying an interest rate of 5.30% per annum over its 15-year life, and $25 million of new long-term debt (Series B), carrying an interest rate of 5.59% per annum over its 30-year life. Funding occurred on December 4, 2024. The proceeds of the senior notes will be used to assist with capital expenditures and other corporate obligations. The covenants of this debt are substantially consistent with MGE's existing unsecured senior notes.
(h)
Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of December 31, 2024, MGE Power Elm Road was in compliance with the covenant requirements.

b.
Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2024.

(In thousands)	2025	2026	2027	2028	2029	Thereafter
Long-term debt maturities	$5,285	$20,433	$54,888	$26,953	$55,926	$609,916

MGE includes long-term debt held by MGE Power Elm Road and MGE Power West Campus in the consolidated financial statements (see Footnote 3 for further information regarding these VIEs).

15.
Common Equity.

a.
Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the year ended December 31, 2024, MGE Energy issued approximately 314,000 new shares of common stock. The net proceeds from these issuances were approximately $31.6 million, which were used for general corporate purposes.

For the years ended December 31, 2024 and 2023, MGE Energy paid $63.6 million (or $1.76 per share) and $60.4 million (or $1.67 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if MGE's common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. This restriction did not restrict MGE's payment of dividends in 2024. See Footnote 14 for further discussion of the mortgage indenture covenants regarding the payment of dividends. For the years ended December 31, 2024 and 2023, MGE paid $34.5 million and $41.0 million, respectively, in cash dividends to MGE Energy.

b.
Dilutive Shares Calculation - MGE Energy.

As of December 31, 2024, 28,589 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 12 for additional information on shared-based compensation awards.

16.
Commitments and Contingencies.

a.
Environmental - MGE Energy and MGE.

Columbia

In February 2021, MGE and the other co-owners of Columbia announced plans to retire Units 1 and 2 at that facility. Effects of the environmental compliance requirements discussed below will depend upon the final Columbia retirement dates approved and required compliance dates.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, commonly known as the Clean Water Act, impose restrictions on discharges of various pollutants into surface waters. The Clean Water Act also regulates surface water quality issues that affect aquatic life, such as water temperatures, chemical concentrations, intake structures, and wetlands filling into Waters of the U.S., defined by EPA regulation. The Clean Water Act also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The Clean Water Act regulates discharges from "point sources," such as power plants, by establishing discharge limits via water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits issued by the WDNR to ensure compliance with these discharge limits. Permits are subject to periodic renewal.

Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

The EPA promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants that focus on the reduction of metals and other pollutants in wastewater from new and existing power plants.

With the closure of the wet pond system in 2023 (as described in further detail in the CCR section below), Columbia complies with ELG requirements. With the installation of additional wastewater treatment equipment completed in 2023, the Elm Road Units comply with ELG requirements.

In May 2024, the EPA finalized the ELG rule that further regulates the wastewater discharges associated with coal-fired power plants. The rule focuses on wastewater discharges from flue gas desulfurization, combustion residual leachate, and bottom ash transport water. The rule includes reduced requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. Due to the installation of pollution control prevention equipment under previous versions of the rule and the planned fuel switching to natural gas, MGE believes it is likely the Elm Road Units will qualify for these reduced requirements. MGE and the operator of the Elm Road Units are evaluating operational options for Elm Road to be consistent with the requirements of the rule.

Cooling Water Intake Rules (Section 316(b))

The EPA's cooling water intake rules requires that cooling water intake structures at electric power plants meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens of cooling water intake structures).

Blount received its most recent WPDES permit from the Wisconsin Department of Natural Resources (WDNR) in October 2023. Blount's latest WPDES permit assumes that the plant meets BTA standards for entrainment for the duration of this permit which expires in 2028. The WDNR included a requirement to conduct an optimization study to demonstrate compliance with impingement BTA standards in the latest permit which needs to be completed by January 2028. Once the WDNR determines the impingement requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements.

Intakes at Columbia are subject to this rule. The Columbia operator timely submitted its renewal application. BTA improvements required by the renewal permit will be coordinated with the owners' plan to retire both units by the end of 2029. MGE will continue to work with Columbia's operator to evaluate regulatory requirements in light of the planned retirement. MGE does not expect this rule to have a material effect on Columbia.

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

Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

The Clean Air Act sets new source performance standards and emission guidelines for greenhouse gas (GHG) emissions from fossil fuel-fired electric generating units. These regulations apply to existing, new, and modified units and guide states in developing their emission control plans.

In May 2024, the EPA published its final performance standards and emission guidelines under section 111(b) of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil-fuel fired boilers used to produce electricity. The final rule grants some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule establishes a process where states must submit plans to the EPA for establishing standards. States will have two years from the publication date of these rules to submit plans to the EPA for review and approval. The EPA has indicated that it is separately developing performance standards and emission guidelines for GHG emissions from existing natural gas-fired combustion turbines. Preliminary evaluation of the final rule shows that MGE meets the requirements for the gas-fired boilers at Blount. Furthermore, MGE will meet the requirements for the coal-fired units at Columbia through planned unit retirements and the Elm Road Units through its transition to natural gas. MGE will monitor for upcoming rulemaking planned for gas-fired combustion turbines.

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

Ozone NAAQS

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area for the 2015 Ozone NAAQS. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation will have a direct material effect on the Elm Road Units.

Fine Particulate Matter (PM2.5) NAAQS

In March 2024, the EPA published a final rule to lower the average annual PM2.5 NAAQS from 12 ug/m3 to 9 ug/m3, effective May 2024. The new annual PM2.5 NAAQS could impact Milwaukee County, where the Elm Road units are located, if the county is determined to be in nonattainment. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which would likely include additional limitations for new and modified plants in the county.

The final impact of this rule will not be known until PM data from 2023 and 2024 is evaluated and approved, the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

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

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS (FIP Rule). The FIP Rule impacts 23 states, including Wisconsin. For Wisconsin, the FIP Rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a SIP to meet its obligations or accept the EPA's FIP Rule. Legal challenges to the FIP Rule are pending in the United States Court of Appeals for the

District of Columbia. In June 2024, the Supreme Court of the United States granted a request to stay the FIP Rule and block its enforcement pending judicial review by the U.S. Court of Appeals for the District of Columbia on the merits of petitioner's challenges to implementation of the rule. The EPA has temporarily halted the enforcement of the Good Neighbor Plan's requirements for all pollution sources in states affected by the plan, including Wisconsin. This action follows legal challenges to the plan. While the EPA addresses these concerns, interim rules have been implemented. In Wisconsin, these interim rules aim to ensure that obligations to address interstate ozone pollution with respect to the 2008 ozone NAAQS under the CSAPR Update Rule continue to be met, even though the Good Neighbor Plan is temporarily suspended. Based on our current evaluation, if the FIP goes into effect as-is, the 2026 additional emission reductions may impact the Elm Road Units, however, final impact of the rules will not be known until judicial reviews are completed and/or the EPA takes further action regarding the rule.

Clean Air Visibility Rule

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of Clean Air Visibility Rule, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR satisfies the requirements of BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions, which include the planned Columbia unit retirements. Given that the Wisconsin SIP recognizes the Columbia unit retirements as part of its emission reduction plan, MGE does not anticipate further obligations with respect to this rule at Columbia. MGE will continue to monitor legal developments and any future updates to this rule.

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

In May 2024, the EPA published its final CCR Legacy Rule. The CCR Legacy Rule applies to previous closed disposal sites. In 2024, MGE recorded an asset retirement obligation for its estimated share of the legal liability associated with the effect of the CCR Legacy Rule for remediation and groundwater compliance monitoring. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential changes in cost estimate. See Footnote 17 for further information on asset retirement obligations.

b.
Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the ordinary course of business. MGE accrues for costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements. MGE does not expect the resolution of these matters to have a material adverse effect on its consolidated results of operations, financial condition, or cash flows.

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

As of December 31, 2024, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2025	2026	2027	2028	2029	Thereafter
Coal(a)	$20,083	$3,777	$—	$—	$—	$—
Natural gas(b)	54,090	15,489	3,311	7,136	6,956	90,712
Purchase power(c)	5,836	6,191	6,041	269	—	—
Renewable energy(d)	7,361	3,142	3,141	3,167	1,181	32,737
Other	6,086	6,035	900	306	146	657
	$93,456	$34,634	$13,393	$10,878	$8,283	$124,106

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
d.
Other Commitments.

MGE Energy holds investments in nonpublic venture capital funds. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $5.8 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three-year agreement with a venture debt fund expiring in December 2025. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2024, MGE Energy has $0.8 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2025	2026	2027	2028	2029	Thereafter
Other commitments	$333	$333	$333	$333	$333	$1,666

17.
Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and solar generating facilities, all of which are located on property not owned and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities and the associated regulatory asset recorded as of December 31, 2024.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2024	2023
Balance as of January 1,	$54,430	$50,260
Liabilities incurred(a)	25,756	2,402
Accretion expense	2,671	2,035
Liabilities settled(b)	(7,548)	(107)
Revisions in estimated cash flows(c)	(6,177)	(160)
Balance as of December 31,	$69,132	$54,430

(a)
In June 2024, MGE recorded an asset retirement obligation for its estimated share of the legal liability associated with the effect of the CCR Legacy Rule for remediation and groundwater compliance monitoring at Columbia. See Footnote 16 for further information on the CCR Legacy Rule.
(b)
In 2024, MGE settled $6.8 million of liabilities related to the Columbia Ash Pond.
(c)
In December 2024, revisions were made related to the Columbia CCR asset retirement obligation estimates based on additional analysis completed on the impacted areas.

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2024		December 31, 2023
Commodity derivative contracts	307,640	MWh	392,000	MWh
Commodity derivative contracts	6,285,000	Dth	7,180,000	Dth
FTRs	2,131	MW	1,824	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of December 31, 2024, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.1 million. As of December 31, 2023, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $5.2 million.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2024
Commodity derivative contracts(a)	$927	$1,121	Other current liabilities
Commodity derivative contracts(a)	286	140	Other deferred liabilities and other
FTRs	108	—	Other current assets

December 31, 2023
Commodity derivative contracts(a)	$263	$4,942	Other current liabilities
Commodity derivative contracts(a)	156	882	Other deferred liabilities and other
FTRs	179	—	Other current assets

(a) As of December 31, 2024, and 2023, collateral of less than $0.1 million and $5.4 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2024
Assets
Commodity derivative contracts	$1,213	$(1,213)	$—	$—
FTRs	108	—	—	108
Liabilities
Commodity derivative contracts	1,261	(1,213)	(48)	—

December 31, 2023
Assets
Commodity derivative contracts	$419	$(419)	$—	$—
FTRs	179	—	—	179
Liabilities
Commodity derivative contracts	5,824	(419)	(5,405)	—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2024		2023
	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
(In thousands)
Balance as of January 1,	$5,226	$1,569	$5,094	$2,747
Unrealized loss	5,041	—	21,834	—
Realized (loss) gain reclassified to a deferred account	(3,821)	3,821	(12,905)	12,905
Realized (loss) gain reclassified to income statement	(6,506)	(5,002)	(8,797)	(14,083)
Balance as of December 31,	$(60)	$388	$5,226	$1,569

	Realized Losses (Gains)
	2024		2023
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$7,052	$3,726	$16,619	$7,170
FTRs	730	—	(909)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2024 and 2023, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2024, no counterparties had defaulted.

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

	December 31, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$773,400	$698,765	$728,546	$675,922

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.4 million and $4.6 million as of December 31, 2024 and 2023, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$1,321	$987	$—	$334
Liabilities:
Derivatives, net(b)	$1,261	$480	$—	$781
Deferred compensation	6,468	—	6,468	—
Total Liabilities	$7,729	$480	$6,468	$781

MGE
Assets:
Derivatives, net(b)	$1,321	$987	$—	$334
Liabilities:
Derivatives, net(b)	$1,261	$480	$—	$781
Deferred compensation	6,468	—	6,468	—
Total Liabilities	$7,729	$480	$6,468	$781

	Fair Value as of December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	2,034	2,034	—	—
Total Assets	$2,632	$2,386	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850

MGE
Assets:
Derivatives, net(b)	$598	$352	$—	$246
Exchange-traded investments	60	60	—	—
Total Assets	$658	$412	$—	$246
Liabilities:
Derivatives, net(b)	$5,824	$2,974	$—	$2,850
Deferred compensation	5,246	—	5,246	—
Total Liabilities	$11,070	$2,974	$5,246	$2,850
(b)
As of December 31, 2024, and 2023, collateral of less than $0.1 million and $5.4 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

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

The purchased power agreement, with a term ended May 2022, was valued using an internal pricing model and therefore was classified as Level 3. See the 2022 Annual Report on Form 10-K for details on the internal pricing model and significant unobservable inputs.

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2024	2023	2022
Balance as of January 1,	$(2,604)	$(866)	$178
Realized and unrealized gains (losses):
Included in regulatory assets	—	(1,738)	(1,044)
Included in regulatory liability	2,159	—	—
Included in earnings	(6,209)	(9,211)	14,140
Included in current assets	—	—	118
Purchases	—	—	11,997
Settlements	6,207	9,211	(26,255)
Balance as of December 31,	$(447)	$(2,604)	$(866)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

(In thousands)
Year Ended December 31,	2024	2023	2022
Purchased power expense	$(6,209)	$(9,211)	$14,497
Cost of gas sold expense	—	—	(357)
Total	$(6,209)	$(9,211)	$14,140

(c)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

20.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows for the years ended December 31:

(In thousands)
Electric revenues	2024	2023	2022
Residential	$174,756	$171,137	$161,300
Commercial	255,240	252,268	232,057
Industrial	12,948	13,759	13,303
Other-retail/municipal	40,796	40,815	37,323
Total retail	483,740	477,979	443,983
Sales to the market	10,893	10,163	19,385
Other revenues	3,040	1,587	1,799
Total electric revenues	497,673	489,729	465,167

Gas revenues
Residential	106,150	116,640	143,544
Commercial/Industrial	65,021	75,410	99,165
Total retail	171,171	192,050	242,709
Gas transportation	6,905	7,399	5,780
Other revenues	511	563	183
Total gas revenues	178,587	200,012	248,672

Non-regulated energy revenues	684	690	680
Total Operating Revenue	$676,944	$690,431	$714,519

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

21.
Noncontrolling Interest - MGE.

The noncontrolling interest in MGE's consolidated balance sheets as of December 31:

(In thousands)	2024	2023
MGE Power Elm Road(a)	$104,304	$103,751
MGE Power West Campus(a)	46,082	45,780
Total Noncontrolling Interest	$150,386	$149,531

The net income attributable to noncontrolling interest, net of tax, was as follows for the years ended December 31:

(In thousands)	2024	2023	2022
MGE Power Elm Road(a)	$15,553	$14,668	$14,326
MGE Power West Campus(a)	7,302	7,200	7,250
Net Income Attributable to Noncontrolling Interest, Net of Tax	$22,855	$21,868	$21,576

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

The "All Other" segment includes: corporate, CWDC, MAGAEL, MGE State Energy Services, MGE Services, and North Mendota. These entities' operations consist of investing in companies and property which relate to the regulated operations, and financing the regulated operations.

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

The Chief Executive Officer, Chief Operating Decision Maker (CODM), utilizes various reported measures of segment profit or loss to assess performance and allocate resources within the organization. Key metrics such as segment revenue, expenses, capital expenditures, and net income provide the CODM with valuable insights into each segment's financial health and operational efficiency. For instance, segment revenue helps gauge market performance and sales effectiveness, while net income reveals the profitability of core operations by accounting for both direct and indirect costs. By analyzing these measures, the CODM can identify high-performing segments that warrant increased investment, reallocate resources from underperforming areas, and implement strategic changes to optimize overall performance. This targeted approach ensures that resources are directed toward segments with the greatest potential for growth and profitability, aligning with the organization's broader strategic objectives.

Fuel and Purchase Power and Purchase Gas Costs are significant segment expenses as defined in Segment Reporting. The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented.

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	Total Reportable Segments	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2024
Operating revenues	$497,673	$178,587	$684	$—	$676,944	$—	$—	$676,944
Interdepartmental revenues	(194)	14,983	43,831	—	58,620	—	(58,620)	—
Total operating revenues	497,479	193,570	44,515	—	735,564	—	(58,620)	676,944
Fuel and purchased power	(90,726)	—	—	—	(90,726)	—	3,880	(86,846)
Purchased gas costs	—	(93,834)	—	—	(93,834)	—	11,141	(82,693)
Depreciation and amortization	(84,264)	(16,779)	(7,538)	—	(108,581)	—	—	(108,581)
Interest expense	(25,616)	(6,943)	(3,793)	—	(36,352)	—	—	(36,352)
Other segment items(a)	(225,985)	(60,290)	(113)	—	(286,388)	(793)	43,599	(243,582)
Income tax (provision) benefit	3,620	(1,995)	(9,009)	(3,345)	(10,729)	133	—	(10,596)
Equity in earnings of investments	—	—	—	12,275	12,275	—	—	12,275
Net income (loss)	74,508	13,729	24,062	8,930	121,229	(660)	—	120,569

Year Ended December 31, 2023
Operating revenues	$489,729	$200,012	$690	$—	$690,431	$—	$—	$690,431
Interdepartmental revenues	922	15,501	41,586	—	58,009	—	(58,009)	—
Total operating revenues	490,651	215,513	42,276	—	748,440	—	(58,009)	690,431
Fuel and purchased power	(102,520)	—	—	—	(102,520)	—	3,669	(98,851)
Purchased gas costs	—	(118,509)	—	—	(118,509)	—	11,862	(106,647)
Depreciation and amortization	(77,440)	(15,531)	(7,381)	—	(100,352)	—	—	(100,352)
Interest expense	(22,883)	(6,146)	(4,062)	—	(33,091)	—	—	(33,091)
Other segment items(a)	(201,680)	(54,084)	(107)	2	(255,869)	(3,228)	42,478	(216,619)
Income tax (provision) benefit	(10,182)	(7,175)	(8,370)	(2,897)	(28,624)	821	—	(27,803)
Equity in earnings of investments	—	—	—	10,631	10,631	—	—	10,631
Net income (loss)	75,946	14,068	22,356	7,736	120,106	(2,407)	—	117,699

Year Ended December 31, 2022
Operating revenues	$465,167	$248,672	$680	$—	$714,519	$—	$—	$714,519
Interdepartmental revenues	(44)	34,073	41,556	—	75,585	—	(75,585)	—
Total operating revenues	465,123	282,745	42,236	—	790,104	—	(75,585)	714,519
Fuel and purchased power	(111,915)	—	—	—	(111,915)	—	3,765	(108,150)
Purchased gas costs	—	(182,904)	—	—	(182,904)	—	30,334	(152,570)
Depreciation and amortization	(62,896)	(15,262)	(7,391)	—	(85,549)	—	—	(85,549)
Interest expense	(18,884)	(4,867)	(4,322)	—	(28,073)	—	—	(28,073)
Other segment items(a)	(198,942)	(53,005)	(161)	—	(252,108)	(1,515)	41,486	(212,137)
Income tax (provision) benefit	(7,299)	(8,492)	(8,272)	(2,489)	(26,552)	328	—	(26,224)
Equity in earnings of investments	—	—	—	9,136	9,136	—	—	9,136
Net income (loss)	65,187	18,215	22,090	6,647	112,139	(1,187)	—	110,952

(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Total Reportable Segments	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2024
Operating revenues	$497,673	$178,587	$684	$676,944	$—	$676,944
Interdepartmental revenues	(194)	14,983	43,831	58,620	(58,620)	—
Total operating revenues	497,479	193,570	44,515	735,564	(58,620)	676,944
Fuel and purchased power	(90,726)	—	—	(90,726)	3,880	(86,846)
Purchased gas costs	—	(93,834)	—	(93,834)	11,141	(82,693)
Depreciation and amortization	(84,264)	(16,779)	(7,538)	(108,581)	—	(108,581)
Interest expense	(25,616)	(6,943)	(3,793)	(36,352)	—	(36,352)
Other segment items(a)	(225,985)	(60,290)	(113)	(286,388)	43,599	(242,789)
Income tax benefit (provision)	3,620	(1,995)	(9,009)	(7,384)	—	(7,384)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(22,855)	(22,855)
Net income attributable to MGE	74,508	13,729	24,062	112,299	(22,855)	89,444

Year Ended December 31, 2023
Operating revenues	$489,729	$200,012	$690	$690,431	$—	$690,431
Interdepartmental revenues	922	15,501	41,586	58,009	(58,009)	—
Total operating revenues	490,651	215,513	42,276	748,440	(58,009)	690,431
Fuel and purchased power	(102,520)	—	—	(102,520)	3,669	(98,851)
Purchased gas costs	—	(118,509)	—	(118,509)	11,862	(106,647)
Depreciation and amortization	(77,440)	(15,531)	(7,381)	(100,352)	—	(100,352)
Interest expense	(22,883)	(6,146)	(4,062)	(33,091)	—	(33,091)
Other segment items(a)	(201,680)	(54,084)	(107)	(255,871)	42,478	(213,393)
Income tax provision	(10,182)	(7,175)	(8,370)	(25,727)	—	(25,727)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(21,868)	(21,868)
Net income attributable to MGE	75,946	14,068	22,356	112,370	(21,868)	90,502

Year Ended December 31, 2022
Operating revenues	$465,167	$248,672	$680	714,519	$—	714,519
Interdepartmental revenues	(44)	34,073	41,556	75,585	(75,585)	—
Total operating revenues	465,123	282,745	42,236	790,104	(75,585)	714,519
Fuel and purchased power	(111,915)	—	—	(111,915)	3,765	(108,150)
Purchased gas costs	—	(182,904)	—	(182,904)	30,334	(152,570)
Depreciation and amortization	(62,896)	(15,262)	(7,391)	(85,549)	—	(85,549)
Interest expense	(18,884)	(4,867)	(4,322)	(28,073)	—	(28,073)
Other segment items(a)	(198,942)	(53,005)	(161)	(252,108)	41,486	(210,622)
Income tax provision	(7,299)	(8,492)	(8,272)	(24,063)	—	(24,063)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(21,576)	(21,576)
Net income attributable to MGE	65,187	18,215	22,090	105,492	(21,576)	83,916

(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

The following table shows segment information for MGE Energy's and MGE's capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Year ended Dec. 31, 2024	$192,469	$38,101	$6,355	$—	$—	$—	$236,925
Year ended Dec. 31, 2023	180,743	36,402	4,926	—	—	—	222,071
Year ended Dec. 31, 2022	141,273	27,656	6,101	—	—	—	175,030

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Year ended Dec. 31, 2024	$192,469	$38,101	$6,355	$—	$236,925
Year ended Dec. 31, 2023	180,743	36,402	4,926	—	222,071
Year ended Dec. 31, 2022	141,273	27,656	6,101	—	175,030

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2024, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of December 31, 2024, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2024. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2024 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 9B. Other Information.

MGE Energy

During the three months ended December 31, 2024, no director or officer of MGE Energy or Madison Gas and Electric adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "Election of Directors" in MGE Energy's definitive proxy statement (2025 Proxy Statement) to be filed with the SEC before April 29, 2025. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "Beneficial Ownership – Delinquent Section 16(a) Reports" in the 2025 Proxy Statement.

The information required by Item 10 relating to MGE Energy’s corporate governance is incorporated herein by reference to the information under the heading “Board of Directors Information,” including the information in the subheading "Audit Committee" in the 2025 Proxy Statement.

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

Insider Trading Policy

The information required under Item 10 concerning insider trading policies and procedures is incorporated herein by reference to the information under the heading "Insider Trading Policy" in the 2025 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 11 relating to MGE Energy’s executive and director compensation and certain related matters is incorporated herein by reference to the information under the heading "Executive Compensation,” but not including the information under the subheadings "Compensation Committee Report," "Cumulative Five-Year Total Return Comparison Graph," and "Pay Versus Performance" in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The following table presents information regarding MGE Energy's equity compensation plans as of December 31, 2024:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	$—	370,257	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	—	$—	370,257

(1)
All of the available shares under the 2021 Long-term Incentive plan may be issued as awards in the form of restricted stock, restricted stock units, and performance units. Stock options are not authorized. As of December 31, 2024, there were restricted stock units and performance units outstanding under the 2021 Long-term Incentive Plan. Column (c) assumes the outstanding performance shares are settled in shares of common stock as opposed to cash.

The information required by Item 12 regarding the security ownership of certain beneficial owners and management and certain equity compensation plan information is incorporated herein by reference to the information under the heading "Beneficial Ownership," in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "Board of Directors Information" section in the 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "Ratification of PricewaterhouseCoopers LLP as our Independence Registered Public Accounting Firm" in the 2025 Proxy Statement.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2024	2023
Audit fees(a)	$1,252,042	$1,229,028
Audit-related fees(b)	80,000	80,000
Tax fees(c)	131,383	121,300
All other fees	—	—

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
(b)
Audit-Related Fees for 2024 and 2023 include professional services rendered in connection with utility commission-mandated obligations.
(c)
Tax Fees for 2024 and 2023 include review of federal and state income tax returns. Tax fees also include services for Revenue Procedure 2013-15 - Method for repair, maintenance costs of natural gas transmission and distribution property services.

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

3. All Exhibits Including Those Incorporated by Reference.

Exhibits. Several of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934, as amended. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, several other instruments, which would otherwise be required to be listed below, have not been so listed because those instruments do not authorize securities in an amount that exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis. The relevant registrant agrees to furnish a copy of any instrument that was so omitted on that basis to the Commission upon request.

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

4.5

Certain long-term debt instruments of the Company and its subsidiaries have not been filed as Exhibits, where the total amount of indebtedness authorized to be issued under an instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

10.1	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	0-49965	10.1	2/22/2023

10.2	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	0-1125	10.2	2/22/2023

10.3	First Amendment to second Amended and Restated Credit Agreement dated January 30, 2023, among Madison Gas and Electric Company, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.1	2/01/2023

10.4	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	10-K	0-1125	10.4	2/22/2023

10.5	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.4	5/8/2018

10.6	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.5	8/7/2018

10.7	Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.	10-K	0-49965	10.6	2/22/2019

10.8	West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.9	West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.10	West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.11	West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.12	West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.13	West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.14	Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.15	Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.16	Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.17	Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.18	Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.19		Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.20		Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.21		Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.22		Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.23		Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.24		Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.25		Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.26		Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.27	*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

10.28	*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.29	*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.30	*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.31	*	Amendment to Madison Gas and Electric Company Deferred Compensation Agreement	10-K	0-49965	10.31	2/22/2023

10.32	*	2023 Deferred Compensation Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/22/2023

10.33	*	Income Continuation Agreement - Keebler	10-K	0-49965	10.32	2/22/2018

10.34	*	Income Continuation Agreement - Hobbie	10-K	0-49965	10.34	2/22/2023

10.35	*	MGE Energy, Inc., 2021 Long-Term Incentive Plan	DEF 14A	0-49965	DEF 14A	3/31/2020

10.36	*	Form of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.43	2/24/2021

10.37	*	Form of Notice of Grant of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.44	2/24/2021

10.38	*	Form of Restricted Stock Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.45	2/24/2021

10.39	*	Form of Restricted Stock Award Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.46	2/24/2021

10.40	*	Form of Notice of Grant of Restricted Stock Award Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.47	2/24/2021

10.41	*	Form of Restricted Stock Units Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.48	2/24/2021

10.42	*	Form of Restricted Stock Units Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.49	2/24/2021

10.43	*	Form of Notice of Grant of Restricted Stock Units Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.50	2/24/2021

10.44	*	Form of Supplemental Disability	10-Q	0-49965	10.1	8/6/2024

19.1	**	Insider Trading Policies and Procedures	10-K	0-49965	19	2/21/2024

21	**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1	**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2	**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

31.3	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

32.1	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

32.3	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

97.1	*	Policy on Recoupment of Incentive Compensation	10-K	0-49965	97.1	2/21/2024

101.INS	**	XBRL Instance	-	-	-	-
101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	-	-	-	-
104.1	**	Included in the cover page, formatted in Inline XBRL

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith.
***		Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Income

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating Expenses:
Other operations and maintenance	$818	$868	$746
Total Operating Expenses	818	868	746
Operating Loss	(818)	(868)	(746)
Equity in earnings of investments	121,310	120,394	112,180
Other income (loss), net	(395)	(2,862)	(855)
Interest income, net	296	105	2
Income before income taxes	120,393	116,769	110,581
Income tax benefit	175	930	371
Net Income	$120,568	$117,699	$110,952

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net Cash Flows Provided by Operating Activities	$65,883	$67,253	$58,253
Investing Activities:
Contributions to affiliates	(33,429)	(3,750)	(2,693)
Contributions to other investments	(1,964)	(3,080)	(2,357)
Other	329	987	861
Cash Used for Investing Activities	(35,064)	(5,843)	(4,189)
Financing Activities:
Issuance of common stock, net	31,712	—	—
Cash dividends paid on common stock	(63,595)	(60,393)	(57,500)
Other	(94)	—	(187)
Cash Used for Financing Activities	(31,977)	(60,393)	(57,687)
Change in cash, cash equivalents, and restricted cash	(1,158)	1,017	(3,623)
Cash, cash equivalents, and restricted cash at beginning of period	4,353	3,336	6,959
Cash, cash equivalents, and restricted cash at end of period	$3,195	$4,353	$3,336

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	As of December 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$3,195	$4,353
Other current assets	3,284	2,395
Total Current Assets	6,479	6,748
Other deferred assets and other	163	210
Investments:
Investments in affiliates	1,236,884	1,148,134
Other investments	22,785	21,714
Total Investments	1,259,669	1,169,848
Total Assets	$1,266,311	$1,176,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$591	$572
Other current liabilities	14	1,650
Total Current Liabilities	605	2,222
Other Credits:
Deferred income taxes	35,559	33,974
Accounts payable to affiliates	—	529
Other deferred liabilities	9	8
Total Other Credits	35,568	34,511
Shareholders' Equity:
Common shareholders' equity	466,005	432,913
Retained earnings	764,133	707,160
Total Shareholders' Equity	1,230,138	1,140,073
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$1,266,311	$1,176,806

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.
Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2024.

2.
Credit Agreements.

As of December 31, 2024, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. As of December 31, 2024 and 2023, no borrowings were outstanding under this facility. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for further information regarding MGE Energy's credit agreement.

3.
Commitments and Contingencies.

See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for information regarding commitments and contingencies.

4.
Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2024	2023	2022
MGE	$34,500	$41,000	$33,500
MAGAEL	2,000	—	—
CWDC	2,000	—	—
MGE Power Elm Road	15,000	14,250	12,500
MGE Power West Campus	7,000	6,250	9,500
MGE Transco	5,230	5,533	4,621
MGEE Transco	260	79	—
Total	$65,990	$67,112	$60,121

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2024, is 57.6% as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2024. Cash dividends of $34.5 million and $41.0 million were paid by MGE to MGE Energy in 2024 and 2023, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2024, approximately $754.6 million was available for the payment of dividends under this covenant.

See Footnotes 13 and 14 of the Notes to Consolidated Financial Statements in this Report for more information on dividend restrictions appearing in credit agreements and long-term debt, respectively.

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses(b)	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period
Year ended 2022:
Accumulated provision for uncollectibles	$8,303,701	3,814,311	40,800	(3,785,972)	$8,372,840

Year ended 2023:
Accumulated provision for uncollectibles	$8,372,840	3,264,309	20,400	(3,559,473)	$8,098,076

Year ended 2024:
Accumulated provision for uncollectibles	$8,098,076	4,850,000	54,000	(3,972,334)	$9,029,742

(a)
Net of recovery of amounts previously written off.
(b)
For the year ended December 31, 2024, MGE recovered $4.9 million of bad debt expense as a regulatory asset. For the years ended December 31, 2024, 2023, and 2022, MGE deferred $0.4 million, $1.5 million, and $2.1 million, respectively, of bad debt expense as a regulatory asset. See Footnote 8 of the Notes to Consolidated Financial Statements in this Report for further information.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 25, 2025	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

/s/ Jeffrey M. Keebler	Jeffrey M. Keebler Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jared J. Bushek	Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

/s/ Jenny L. Lagerwall	Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)
/s/ Patricia K. Ackerman	Patricia K. Ackerman, Director
/s/ Marcia M. Anderson	Marcia M. Anderson, Director
/s/ James G. Berbee	James G. Berbee, Director
/s/ Londa J. Dewey	Londa J. Dewey, Director
/s/ Daniel J. Kelly	Daniel J. Kelly, Director
/s/ James L. Possin	James L. Possin, Director
/s/ Angela S. Rieger	Angela S. Rieger, Director
/s/ Gary J. Wolter	Gary J. Wolter, Director
/s/ Noble L. Wray	Noble L. Wray, Director

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 25, 2025	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

/s/ Jeffrey M. Keebler	Jeffrey M. Keebler Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jared J. Bushek	Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

/s/ Jenny L. Lagerwall	Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)
/s/ Patricia K. Ackerman	Patricia K. Ackerman, Director
/s/ Marcia M. Anderson	Marcia M. Anderson, Director
/s/ James G. Berbee	James G. Berbee, Director
/s/ Londa J. Dewey	Londa J. Dewey, Director
/s/ Daniel J. Kelly	Daniel J. Kelly, Director
/s/ James L. Possin	James L. Possin, Director
/s/ Angela S. Rieger	Angela S. Rieger, Director
/s/ Gary J. Wolter	Gary J. Wolter, Director
/s/ Noble L. Wray	Noble L. Wray, Director