Form 10-Q
period 2025-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2025-05-07
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2025

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

MGE Energy, Inc. ☐	Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒	Madison Gas and Electric Company Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value Per Share	MGEE	The NASDAQ Stock Market

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2025
MGE Energy, Inc.	Common stock, $1.00 par value, 36,539,422 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the registrants' 2024 Annual Report on Form 10-K: Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report; and Item 8. Financial Statements and Supplementary Data – Footnote 16, as updated by Part I, Item 1. Financial Statements – Footnote 8 in this report; and (b) other factors discussed herein and in other filings made by that registrant with the Securities and Exchange Commission (SEC).

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2024 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2024
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CSAPR	Cross-State Air Pollution Rule
Darien	Darien Solar Energy Center
Dth	Dekatherms, a quantity measure for natural gas
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP Rule	Federal Implementation Plan, an air quality plan developed by the EPA to help states or tribes attain and/or maintain the NAAQS for criteria air pollutants
FTR	Financial Transmission Rights
GHG	Greenhouse gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Project
IRS	Internal Revenue Service
Koshkonong	Koshkonkong Solar Energy Center
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen oxide
Paris	Paris Solar and Battery Park
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PM	Particulate Matter
PSCW	Public Service Commission of Wisconsin

ROE	Return on equity
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Sunnyside	Sunnyside Solar and Battery Project
Therm	Measure of quantity of heat used to measure gas supply
UFLPA	Uyghur Forced Labor Protection Act
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Operating Revenues:
Electric revenues	$125,489	$116,167
Gas revenues	93,481	75,169
Total Operating Revenues	218,970	191,336

Operating Expenses:
Fuel for electric generation	17,569	12,704
Purchased power	4,378	9,442
Cost of gas sold	53,964	41,877
Other operations and maintenance	56,559	53,974
Depreciation and amortization	27,678	26,600
Other general taxes	5,957	5,994
Total Operating Expenses	166,105	150,591
Operating Income	52,865	40,745

Other income, net	2,604	3,881
Interest expense, net	(7,581)	(8,004)
Income before income taxes	47,888	36,622
Income tax provision	(6,296)	(2,808)
Net Income	$41,592	$33,814

Earnings Per Share of Common Stock
Basic	$1.14	$0.93
Diluted	$1.14	$0.93

Dividends per share of common stock	$0.450	$0.428

Weighted Average Shares Outstanding
Basic	36,511	36,171
Diluted	36,539	36,189

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net income	$41,592	$33,814
Items not affecting cash:
Depreciation and amortization	27,678	26,600
Deferred income taxes	1,344	(521)
Provision for doubtful receivables	2,200	2,200
Employee benefit plan (credit) cost	(1,181)	77
Equity earnings in investments	(3,181)	(2,746)
Other items	832	939
Changes in working capital items:
Current assets	15,343	18,417
Accounts payable	(16,485)	(13,072)
Other current liabilities	5,472	(106)
Dividends from investments	3,287	2,106
Cash contributions to pension and other postretirement plans	(1,914)	(1,825)
Other noncurrent items, net	2,875	(68)
Cash Provided by Operating Activities	77,862	65,815

Investing Activities:
Capital expenditures	(47,653)	(44,771)
Capital contributions to investments	(2,540)	(1,381)
Other	(399)	(274)
Cash Used for Investing Activities	(50,592)	(46,426)

Financing Activities:
Issuance of common stock, net	3,279	—
Cash dividends paid on common stock	(16,428)	(15,460)
Repayments of long-term debt	(1,308)	(1,274)
Proceeds from short-term debt	—	3,000
Other	(650)	(554)
Cash Used for Financing Activities	(15,107)	(14,288)

Change in cash, cash equivalents, and restricted cash	12,163	5,101
Cash, cash equivalents, and restricted cash at beginning of period	24,496	15,026
Cash, cash equivalents, and restricted cash at end of period	$36,659	$20,127

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$9,802	$6,514

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$35,307	$21,302
Accounts receivable, less reserves of $8,416 and $6,905, respectively	53,083	51,277
Other accounts receivable, less reserves of $2,129 and $2,124, respectively	7,024	10,067
Unbilled revenues	30,481	35,833
Materials and supplies, at average cost	36,576	36,187
Fuel for electric generation, at average cost	12,651	11,521
Stored natural gas, at average cost	12,497	19,937
Prepaid taxes	14,128	18,390
Regulatory assets - current	8,030	8,522
Other current assets	12,569	14,229
Total Current Assets	222,346	227,265
Regulatory assets	38,312	36,764
Pension benefit asset	135,224	132,264
Other deferred assets and other	27,136	26,285
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,213,857	2,149,138
Construction work in progress	84,215	138,208
Total Property, Plant, and Equipment	2,298,072	2,287,346
Investments	120,287	118,035
Total Assets	$2,841,377	$2,827,959

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,321	$5,285
Accounts payable	48,016	77,466
Accrued interest and taxes	15,537	11,558
Accrued payroll related items	13,169	15,870
Regulatory liabilities - current	18,738	7,966
Other current liabilities	6,736	7,418
Total Current Liabilities	107,517	125,563
Other Credits:
Deferred income taxes	320,048	316,397
Investment tax credit - deferred	44,512	44,988
Regulatory liabilities	161,951	163,336
Accrued pension and other postretirement benefits	50,285	50,155
Asset retirement obligations	71,995	69,132
Other deferred liabilities and other	63,664	64,553
Total Other Credits	712,455	708,561
Capitalization:
Common shareholders' equity	1,258,913	1,230,138
Long-term debt	762,492	763,697
Total Capitalization	2,021,405	1,993,835
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,841,377	$2,827,959

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended March 31, 2024
Beginning Balance	36,163	$36,163	$396,750	$707,160	$—	$1,140,073
Net income				33,814		33,814
Common stock dividends declared ($0.428 per share)				(15,460)		(15,460)
Equity-based compensation plans and other	13	13	343			356
Ending Balance - March 31, 2024	36,176	$36,176	$397,093	$725,514	$—	$1,158,783

Three Months Ended March 31, 2025
Beginning Balance	36,490	$36,490	$429,515	$764,133	$—	$1,230,138
Net income				41,592		41,592
Common stock dividends declared ($0.450 per share)				(16,428)		(16,428)
Direct Stock Purchase and Dividend Reinvestment Plan	36	36	3,243			3,279
Equity-based compensation plans and other	11	11	321			332
Ending Balance - March 31, 2025	36,537	$36,537	$433,079	$789,297	$—	$1,258,913

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating Revenues:
Electric revenues	$125,489	$116,167
Gas revenues	93,481	75,169
Total Operating Revenues	218,970	191,336

Operating Expenses:
Fuel for electric generation	17,569	12,704
Purchased power	4,378	9,442
Cost of gas sold	53,964	41,877
Other operations and maintenance	56,262	53,560
Depreciation and amortization	27,678	26,600
Other general taxes	5,957	5,994
Total Operating Expenses	165,808	150,177
Operating Income	53,162	41,159

Other income, net	(384)	1,108
Interest expense, net	(7,635)	(8,076)
Income before income taxes	45,143	34,191
Income tax provision	(5,340)	(1,991)
Net Income	$39,803	$32,200
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,599)	(5,597)
Net Income Attributable to MGE	$34,204	$26,603

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net income	$39,803	$32,200
Items not affecting cash:
Depreciation and amortization	27,678	26,600
Deferred income taxes	982	(784)
Provision for doubtful receivables	2,200	2,200
Employee benefit plan (credit) cost	(1,181)	77
Other items	1,158	1,203
Changes in working capital items:
Current assets	15,369	17,746
Accounts payable	(16,498)	(13,069)
Other current liabilities	4,882	1,778
Cash contributions to pension and other postretirement plans	(1,914)	(1,825)
Other noncurrent items, net	1,475	(1,092)
Cash Provided by Operating Activities	73,954	65,034

Investing Activities:
Capital expenditures	(47,653)	(44,771)
Other	(396)	(421)
Cash Used for Investing Activities	(48,049)	(45,192)

Financing Activities:
Cash dividends paid to parent by MGE	(13,500)	(14,000)
Distributions to parent from noncontrolling interest	(4,000)	(4,000)
Repayments of long-term debt	(1,308)	(1,274)
Proceeds from short-term debt	—	3,000
Other	(650)	(554)
Cash Used for Financing Activities	(19,458)	(16,828)

Change in cash, cash equivalents, and restricted cash	6,447	3,014
Cash, cash equivalents, and restricted cash at beginning of period	20,059	6,705
Cash, cash equivalents, and restricted cash at end of period	$26,506	$9,719

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$9,802	$6,514

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$25,154	$16,865
Accounts receivable, less reserves of $8,416 and $6,905, respectively	53,083	51,277
Other accounts receivable, less reserves of $2,129 and $2,124, respectively	7,019	10,063
Unbilled revenues	30,481	35,833
Materials and supplies, at average cost	36,576	36,187
Fuel for electric generation, at average cost	12,651	11,521
Stored natural gas, at average cost	12,497	19,937
Prepaid taxes	14,100	18,359
Regulatory assets - current	8,030	8,522
Other current assets	13,051	14,740
Total Current Assets	212,642	223,304
Regulatory assets	38,312	36,764
Pension benefit asset	135,224	132,264
Other deferred assets and other	26,560	25,690
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,213,885	2,149,165
Construction work in progress	84,215	138,208
Total Property, Plant, and Equipment	2,298,100	2,287,373

Total Assets	$2,710,838	$2,705,395

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,321	$5,285
Accounts payable	47,989	77,453
Accrued interest and taxes	15,255	11,866
Accrued payroll related items	13,169	15,870
Regulatory liabilities - current	18,738	7,966
Other current liabilities	6,735	7,418
Total Current Liabilities	107,207	125,858
Other Credits:
Deferred income taxes	284,252	280,961
Investment tax credit - deferred	44,512	44,988
Regulatory liabilities	161,951	163,336
Accrued pension and other postretirement benefits	50,285	50,155
Asset retirement obligations	71,995	69,132
Other deferred liabilities and other	66,036	67,463
Total Other Credits	679,031	676,035
Capitalization:
Common shareholder's equity	1,010,123	989,419
Noncontrolling interest	151,985	150,386
Total Equity	1,162,108	1,139,805
Long-term debt	762,492	763,697
Total Capitalization	1,924,600	1,903,502
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,710,838	$2,705,395

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended March 31, 2024
Beginning balance	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256
Net income				26,603		5,597	32,200
Cash dividends paid to parent by MGE				(14,000)			(14,000)
Distributions to parent from noncontrolling interest						(4,000)	(4,000)
Ending Balance - March 31, 2024	17,348	$17,348	$252,917	$646,063	$—	$151,128	$1,067,456

Three Months Ended March 31, 2025
Beginning balance	17,348	$17,348	$283,667	$688,404	$—	$150,386	$1,139,805
Net income				34,204		5,599	39,803
Cash dividends paid to parent by MGE				(13,500)			(13,500)
Distributions to parent from noncontrolling interest						(4,000)	(4,000)
Ending Balance - March 31, 2025	17,348	$17,348	$283,667	$709,108	$—	$151,985	$1,162,108

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

1.
Summary of Significant Accounting Policies – MGE Energy and MGE.

a.
Basis of Presentation.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities (VIE) under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus in its financial reports. See Footnote 3 of the Notes to the Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2024 Annual Report on Form 10-K (the 2024 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2025, and during the three months ended March 31, 2025, as applicable, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2024 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes thereto located on pages 53 through 99 of the 2024 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2025	2024	2025	2024
Cash and cash equivalents	$35,307	$21,302	$25,154	$16,865
Restricted cash	659	1,113	659	1,113
Receivable - margin account	693	2,081	693	2,081
Cash, cash equivalents, and restricted cash	$36,659	$24,496	$26,506	$20,059

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from Midcontinent Independent System Operator (MISO) to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by the end of 2029. Final timing and retirement dates continue to be evaluated and depend upon operational and regulatory considerations, capacity needs and availability, and other factors impacting one or more of the Columbia co-owners. As of March 31, 2025, early retirement of Columbia Unit 1 and 2 was probable.

Our ownership share of Columbia assets was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets contained in the 2024 Annual Report on Form 10-K. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the Public Service Commission of Wisconsin (PSCW) that include retirement dates of 2029 for both Units.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of March 31, 2025.

2.
New Accounting Standards - MGE Energy and MGE.

In December 2023, the Financial Accounting Standards Board issued authoritative guidance within the codification's Income Taxes topic, which expanded the disclosure requirements over effective tax rate reconciliations and income taxes paid. For public business entities, the authoritative guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024. MGE has adopted the standard as of the effective date. The adoption of this standard is not expected to have a material impact on MGE Energy's and MGE's financial statements.

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

3.
Investment in ATC and ATC Holdco - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC, as required by Wisconsin law. That interest is presently held by MGE Transco, a subsidiary of MGE Energy. ATC Holdco was formed by several members of ATC, including MGE Energy, to pursue electric transmission development and investments outside of Wisconsin. The ownership interest in ATC Holdco is held by MGEE Transco, a subsidiary of MGE Energy.

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Equity earnings from investment in ATC	$2,990	$2,722
Dividends received from ATC	3,287	2,106
Capital contributions to ATC	2,492	715

In April 2025, MGE Transco made a $2.7 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Operating revenues	$234,929	$211,928
Operating expenses	(116,745)	(104,842)
Other income, net	83	187
Interest expense, net	(39,193)	(35,418)
Earnings before members' income taxes	$79,074	$71,855

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2025, and 2024, MGE recorded $10.2 million and $9.1 million, respectively, for transmission service. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of March 31, 2025, and December 31, 2024, MGE had a receivable due from ATC of $0.4 million and $2.0 million, respectively. The receivable is primarily related to transmission interconnection activities at Paris and Darien solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(1.4)	(2.2)	(1.5)	(2.4)
Credit for electricity from renewable energy	(9.6)	(10.2)	(10.5)	(11.2)
AFUDC equity, net	(0.6)	(0.6)	(0.7)	(0.7)
Amortization of utility excess deferred tax - tax reform(a)	(2.6)	(6.2)	(2.8)	(6.7)
Other, net, individually insignificant	0.1	(0.3)	0.1	(0.4)
Effective income tax rate	13.1%	7.7%	11.8%	5.8%

(a)
Included are impacts of the Tax Cut and Jobs Act of 2017 for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For both the three months ended March 31, 2025 and 2024, MGE recognized $0.9 million. For the three months ended March 31, 2024, MGE recognized $1.0 million of deferred taxes not restricted by IRS normalization rules.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Pension Benefits
Components of net periodic benefit cost:
Service cost	$651	$759
Interest cost	4,256	4,244
Expected return on assets	(7,261)	(7,151)
Amortization of:
Actuarial loss	48	116
Net periodic benefit (credit) cost	$(2,306)	$(2,032)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$183	$211
Interest cost	760	797
Expected return on assets	(724)	(691)
Amortization of:
Transition obligation	1	1
Prior service credit	—	(4)
Actuarial gain	(148)	(77)
Net periodic benefit cost	$72	$237

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three months ended March 31, 2025 and 2024, MGE recovered $0.6 million and $1.4 million, respectively, of pension and other postretirement costs previously deferred. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements - MGE Energy.

a.
Common Stock.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three months ended March 31, 2025, MGE Energy issued approximately 35,774 shares of common stock under the Stock Plan. The net proceeds from these issuances were approximately $3.3 million, which were used for general corporate purposes.

b.
Dilutive Shares Calculation.

As of March 31, 2025, 28,246 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

7.
Share-Based Compensation - MGE Energy and MGE.

During both the three months ended March 31, 2025, and 2024, MGE recorded $1.2 million in compensation expense related to share-based compensation awards.

In the first quarter of 2025, MGE distributed cash payments of $2.0 million and 11,213 shares of common stock related to awards that were granted in 2022 under the 2021 Incentive Plan.

In March 2025, MGE granted 18,136 performance units and 26,398 restricted stock units under the 2021 Incentive Plan to eligible employees and non-employee directors.

MGE recognizes share-based compensation expense on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. The performance units can be paid out in cash, shares of common stock, or a combination of cash and stock and are classified as a liability award. The restricted stock units will be paid out in shares of common stock, and therefore are classified as equity awards.

8.
Commitments and Contingencies - MGE Energy and MGE.

a.
Environmental.

In February 2021, MGE and the other co-owners of Columbia announced plans to retire Units 1 and 2 at that facility. Effects of the environmental compliance requirements discussed below will depend upon the final Columbia retirement dates approved and required compliance dates of applicable regulations in effect.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which operations are conducted, the costs of operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules could potentially have a material effect on capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

In May 2024, the EPA finalized the ELG rule that further regulates the wastewater discharges associated with coal-fired power plants. The rule focuses on wastewater discharges from flue gas desulfurization and bottom ash transport water. The rule includes a reduction in requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. Pollution control prevention equipment was installed under previous versions of the rule and the planned fuel switching to natural gas. MGE and the operator of the Elm Road Units currently are evaluating operational options and costs for Elm Road to be in compliance with the requirements of the rule.

•
The EPA's cooling water intake rule requires cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens of cooling water intake structures).

Blount received its most recent Wisconsin Pollutant Discharge Elimination System (WPDES) permit from the Wisconsin Department of Natural Resources (WDNR) in October 2023. Blount's latest WPDES permit assumes that the plant meets BTA standards for entrainment for the duration of this permit which expires in 2028. The WDNR included a requirement to conduct an optimization study to demonstrate compliance with impingement BTA standards in the latest permit that needs to be completed by January 2028. Once the WDNR determines the impingement requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements.

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

•
The EPA's rule to regulate Fine Particulate Matter (PM2.5).

In March 2024, the EPA published a final rule to lower the average annual PM2.5 NAAQS from 12 ug/m3 to 9 ug/m3 effective May 2024. The new annual PM2.5 NAAQS could impact Milwaukee County, where our Elm Road units are located, if the county is determined to be in nonattainment. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which would likely include additional limitations for new and modified plants in the county. In February 2025, Wisconsin's Governor Evers submitted a state-wide attainment recommendation to the EPA.

The final impact of this rule will not be known until the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan for any areas not in attainment. MGE will continue to follow the rule's developments.

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

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS (FIP Rule). The FIP Rule impacts 23 states, including Wisconsin. For Wisconsin, the FIP Rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan to meet its obligations or accept the EPA's FIP Rule. Legal challenges to the FIP Rule are pending in the United States Court of Appeals for the District of Columbia. In June 2024, the Supreme Court of the United States granted a request to stay the FIP Rule block its enforcement pending judicial review by the U.S. Court of

Appeals for the District of Columbia on the merits of petitioner's challenges to implementation of the rule. The EPA has temporarily halted the enforcement of the Good Neighbor Plan's requirements for all pollution sources in states affected by the plan, including Wisconsin. This action follows legal challenges to the plan. While the EPA addresses these concerns, interim rules have been implemented. In Wisconsin, these interim rules aim to ensure that obligations to address interstate ozone pollution with respect to the 2008 ozone NAAQS under the CSAPR Update Rule continue to be met, even though the Good Neighbor Plan is temporarily suspended. Based on our current evaluation, if the FIP goes into effect as-is, the 2026 additional emission reductions may impact the Elm Road Units, however, final impact of the rules will not be known until judicial reviews are completed and/or the EPA takes further action regarding the rule.

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

9.
Rate Matters - MGE Energy and MGE.
a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2024/2025 rate proceeding(a)(b)
Electric	1.54%	9.7%	56.1%	1/1/2024
Gas	2.44%	9.7%	56.1%	1/1/2024
Electric(c)	2.63%	9.7%	56.1%	1/1/2025
Gas	1.32%	9.7%	56.1%	1/1/2025
Proposed 2026/2027 rate proceeding(d)
Electric(e)	4.89%	10.0%	56.1%	1/1/2026
Gas(e)	2.33%	10.0%	56.1%	1/1/2026
Electric(f)	4.33%	10.0%	56.0%	1/1/2027
Gas(f)	2.16%	10.0%	56.0%	1/1/2027

(a)
The electric rate increase was driven by an increase in rate base including our investments made in West Riverside, local solar, continued investment in grid modernization, as well as higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE filed an updated 2025 fuel forecast with the PSCW in 2024, which will impact rates in 2025, based on any variance between the forecast submitted as part of the rates and updated forecast. In addition, the PSCW authorized MGE to defer a recovery of and a return on costs associated for any change in the in service date for Paris and force majeure costs for Badger Hollow II and Paris that were not reflected in this rate filing. The PSCW also approved deferral of any differential in PTC tax credits reflected in rates and actual credits produced. These deferrals will be reflected in MGE's next rate case filing. The gas rate increases were also driven by our investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). This increase in gas costs is offset by a tax benefit related to excess deferred taxes. Included in the gas residential rate is a reduction in the customer fixed charge.
(b)
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
(c)
The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63% to reflect lower expected fuel costs.
(d)
In April 2025, MGE filed a proposed 2-year rate case and PSCW approval is pending. A final order is expected before the end of the year.
(e)
The proposed electric rate increase is driven by an increase in rate base including our investments made in Paris (battery), Darien (battery), Sunnyside (solar), West Riverside, and continued investment in grid modernization, as well as higher costs for transmission. The increase in electric costs is offset by a decrease in fuel costs, changes in pension and OPEB, and benefit from lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas increase is driven by an increase in rate base including continued distribution infrastructure improvements designed to enhance reliability and safety and system modernization. The increase in gas costs is offset by changes in pension and OPEB.
(f)
The proposed electric rate increase is driven by an increase in rate base including investments made in Koshkonong (solar), Sunnyside (battery), and High Noon (solar/battery) projects, and continued investment in grid modernization projects. The increase in electric costs is offset by a benefit from lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas rate increase is driven by an increase in rate base.
b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 2% in 2025 and 2024. The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarizes deferred electric fuel-related costs:

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2022	$8.8(a)	October 2023 through September 2024
2023	($7.2)(a)	October 2024 through December 2024
2024	($3.0)	(b)
2025	($0.8)	(c)

(a)
There was no change to the refund or recovery in the fuel rules proceedings from the amount MGE deferred.
(b)
In March 2025, MGE filed its application for reconciliation of actual fuel costs for 2024 with the PSCW proposing to return these savings in October 2025. These costs will be subject to the PSCW's annual review of 2024 fuel costs, expected to be completed in 2025.
(c)
These costs will be subject to the PSCW's annual review of 2025 fuel costs, expected to be completed in 2026.

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2025		December 31, 2024
Commodity derivative contracts	320,880	MWh	307,640	MWh
Commodity derivative contracts	2,642,500	Dth	6,285,000	Dth
FTRs	787	MW	2,131	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of March 31, 2025, and December 31, 2024, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.9 million and $0.1 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2025
Commodity derivative contracts(a)	$1,995	$261	Other current assets
Commodity derivative contracts(a)	302	43	Other deferred charges
FTRs	—	133	Other current liabilities

December 31, 2024
Commodity derivative contracts(a)	$927	$1,121	Other current liabilities
Commodity derivative contracts(a)	286	140	Other deferred liabilities and other
FTRs	108	—	Other current assets

(a)
As of March 31, 2025, MGE received collateral of $2.0 million from counterparties under a master netting agreement for outstanding exchange traded derivative positions on the consolidated balance sheets. As of December 31, 2024, collateral of less than $0.1 million was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2025
Assets
Commodity derivative contracts	$2,297	$(2,297)	$—	$—
Liabilities
FTRs	133	—	(133)	—
Commodity derivative contracts	304	(2,297)	1,993	—

December 31, 2024
Assets
Commodity derivative contracts	$1,213	$(1,213)	$—	$—
FTRs	108	—	—	108
Liabilities
Commodity derivative contracts	1,261	(1,213)	(48)	—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2025		2024
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended March 31:
Balance as of January 1,	$(60)	$388	$5,226	$1,569
Unrealized loss (gain)	(1,756)	—	2,140	—
Realized (loss) gain reclassified to a deferred account	551	(551)	(2,157)	2,157
Realized (loss) gain reclassified to income statement	(595)	241	(2,200)	(3,451)
Balance as of March 31,	$(1,860)	$78	$3,009	$275

	Realized Losses (Gains)
	2025		2024
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$398	$(203)	$2,426	$3,265
FTRs	159	—	(40)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2025, and December 31, 2024, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2025, no counterparties had defaulted.

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

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$772,092	$713,569	$773,400	$698,765

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.3 million and $4.4 million as of March 31, 2025, and December 31, 2024, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for both MGE and MGE Energy.

	Fair Value as of March 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(b)	$2,297	$1,505	$—	$792
Liabilities:
Derivatives, net(b)	$437	$160	$—	$277
Deferred compensation	6,508	—	6,508	—
Total Liabilities	$6,945	$160	$6,508	$277

	Fair Value as of December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(b)	$1,321	$987	$—	$334
Liabilities:
Derivatives, net(b)	$1,261	$480	$—	$781
Deferred compensation	6,468	—	6,468	—
Total Liabilities	$7,729	$480	$6,468	$781

(b)
As of March 31, 2025, MGE received collateral of $2.0 million from counterparties under a master netting agreement for outstanding exchange traded derivative positions on the consolidated balance sheets. As of December 31, 2024, collateral of less than $0.1 million was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

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

Derivatives. Derivatives include exchange-traded derivative contracts, over-the-counter transactions, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore considered unobservable and classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange-traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Beginning balance	$(447)	$(2,604)
Realized and unrealized gains (losses):
Included in regulatory assets	—	878
Included in regulatory liability	960	—
Included in earnings	(553)	(2,204)
Settlements	555	2,204
Balance as of March 31,	$515	$(1,726)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Purchased power expense	$(553)	$(2,204)

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of March 31, 2025(a)	Date of Commercial Operation
Paris(b)	10%	Battery	11 MW	$25 million(f)	$22.9 million	2025 Battery(g)
Darien(c)	10%	Solar/Battery	25 MW/7.5 MW	$63 million(f)	$47.1 million	March 2025 Solar 2026 Battery(g)
Koshkonong(d)	10%	Solar/Battery	30 MW/16.5 MW	$104 million(f)	$20.0 million	2026 Solar(g) 2027 Battery(g)
High Noon(e)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$1.1 million	2027(g)

(a)
Excluding AFUDC.
(b)
Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin.
(c)
Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin.
(d)
Koshkonong Solar Energy Center is located in the Towns of Christiana and Deerfield in Dane County, Wisconsin.
(e)
High Noon Solar Project is located in Columbia County, Wisconsin.
(f)
Estimated costs are expected to exceed PSCW previously approved Certificate of Authority (CA) levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(g)
Estimated date of commercial operation.

MGE received specific approval to recover 100% AFUDC on Paris, Darien, and Koshkonong. During the three months ended March 31, 2025, MGE recognized $1.6 million, after tax, in AFUDC for these projects compared to $1.2 million for the comparable period in 2024.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2025	2024
Residential	$45,139	$41,141
Commercial	60,635	59,863
Industrial	2,964	3,410
Other-retail/municipal	9,348	9,690
Total retail	118,086	114,104
Sales to the market	6,480	1,076
Other	888	945
Total electric revenues	125,454	116,125

Gas revenues
Residential	53,868	43,398
Commercial/Industrial	37,113	29,524
Total retail	90,981	72,922
Gas transportation	2,313	2,080
Other	187	167
Total gas revenues	93,481	75,169

Non-regulated energy revenues	35	42
Total Operating Revenue	$218,970	$191,336

14.
Segment Information - MGE Energy and MGE

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See Footnote 22 to the consolidated financial statements included in Part II, Item 8 of the 2024 Annual Report on Form 10-K for additional discussion of each of these segments.

Fuel and purchased power and Purchased gas costs are significant segment expenses as defined in Segment Reporting. The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented.

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	Total Reportable Segments	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2025
Operating revenues	$125,454	$93,481	$35	$—	$218,970	$—	$—	$218,970
Interdepartmental revenues	(48)	6,472	11,104	—	17,528	—	(17,528)	—
Total operating revenues	125,406	99,953	11,139	—	236,498	—	(17,528)	218,970
Fuel and purchased power	(23,106)	—	—	—	(23,106)	—	1,159	(21,947)
Purchased gas costs	—	(59,290)	—	—	(59,290)	—	5,326	(53,964)
Depreciation and amortization	(21,535)	(4,232)	(1,911)	—	(27,678)	—	—	(27,678)
Interest expense	(6,493)	(1,763)	(906)	—	(9,162)	—	—	(9,162)
Other segment items(a)	(55,979)	(16,096)	(44)	—	(72,119)	(436)	11,043	(61,512)
Income tax (provision) benefit	1,902	(4,987)	(2,255)	(867)	(6,207)	(89)	—	(6,296)
Equity in earnings of investments	—	—	—	3,181	3,181	—	—	3,181
Net income (loss)	20,195	13,585	6,023	2,314	42,117	(525)	—	41,592

Three Months Ended March 31, 2024
Operating revenues	$116,125	$75,169	$42	$—	$191,336	$—	$—	$191,336
Interdepartmental revenues	(55)	5,212	10,827	—	15,984	—	(15,984)	—
Total operating revenues	116,070	80,381	10,869	—	207,320	—	(15,984)	191,336
Fuel and purchased power	(23,070)	—	—	—	(23,070)	—	924	(22,146)
Purchased gas costs	—	(46,173)	—	—	(46,173)	—	4,296	(41,877)
Depreciation and amortization	(20,648)	(4,083)	(1,869)	—	(26,600)	—	—	(26,600)
Interest expense	(6,328)	(1,710)	(974)	—	(9,012)	—	—	(9,012)
Other segment items(a)	(53,546)	(14,705)	(23)	(1)	(68,275)	(314)	10,764	(57,825)
Income tax (provision) benefit	3,286	(3,097)	(2,180)	(749)	(2,740)	(68)	—	(2,808)
Equity in earnings of investments	—	—	—	2,746	2,746	—	—	2,746
Net income (loss)	15,764	10,613	5,823	1,996	34,196	(382)	—	33,814
(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Total Reportable Segments	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2025
Operating revenues	$125,454	$93,481	$35	$218,970	$—	$218,970
Interdepartmental revenues	(48)	6,472	11,104	17,528	(17,528)	—
Total operating revenues	125,406	99,953	11,139	236,498	(17,528)	218,970
Fuel and purchased power	(23,106)	—	—	(23,106)	1,159	(21,947)
Purchased gas costs	—	(59,290)	—	(59,290)	5,326	(53,964)
Depreciation and amortization	(21,535)	(4,232)	(1,911)	(27,678)	—	(27,678)
Interest expense	(6,493)	(1,763)	(906)	(9,162)	—	(9,162)
Other segment items(a)	(55,979)	(16,096)	(44)	(72,119)	11,043	(61,076)
Income tax benefit (provision)	1,902	(4,987)	(2,255)	(5,340)	—	(5,340)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,599)	(5,599)
Net income attributable to MGE	20,195	13,585	6,023	39,803	(5,599)	34,204

Three Months Ended March 31, 2024
Operating revenues	$116,125	$75,169	$42	$191,336	$—	$191,336
Interdepartmental revenues	(55)	5,212	10,827	15,984	(15,984)	—
Total operating revenues	116,070	80,381	10,869	207,320	(15,984)	191,336
Fuel and purchased power	(23,070)	—	—	(23,070)	924	(22,146)
Purchased gas costs	—	(46,173)	—	(46,173)	4,296	(41,877)
Depreciation and amortization	(20,648)	(4,083)	(1,869)	(26,600)	—	(26,600)
Interest expense	(6,328)	(1,710)	(974)	(9,012)	—	(9,012)
Other segment items(a)	(53,546)	(14,705)	(23)	(68,274)	10,764	(57,510)
Income tax benefit (provision)	3,286	(3,097)	(2,180)	(1,991)	—	(1,991)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,597)	(5,597)
Net income attributable to MGE	15,764	10,613	5,823	32,200	(5,597)	26,603
(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

The following table shows segment information for MGE Energy's and MGE's capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Three Months Ended March 31, 2025	$31,322	$14,017	$2,314	$—	$—	$—	$47,653
Three Months Ended March 31, 2024	32,964	8,560	3,247	—	—	—	44,771

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Three Months Ended March 31, 2025	$31,322	$14,017	$2,314	$—	$47,653
Three Months Ended March 31, 2024	32,964	8,560	3,247	—	44,771

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

MGE plans to continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit rating consistent with financial strength in MGE in order to accomplish these goals.

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
•
Credit market conditions, including interest rates and our debt credit rating,
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K.

During the three months ended March 31, 2025, MGE Energy's earnings were $41.6 million or $1.14 per share compared to $33.8 million or $0.93 per share during the same period in the prior year. MGE's earnings during the three months ended March 31, 2025, were $34.2 million compared to $26.6 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2025	2024
Electric Utility	$20.2	$15.8
Gas Utility	13.6	10.6
Nonregulated Energy	6.0	5.8
Transmission Investments	2.3	2.0
All Other	(0.5)	(0.4)
Net Income	$41.6	$33.8

Our net income during the three months ended March 31, 2025, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments, as part of the 2025 rate case, contributed to an increase in earnings for the three months ended March 31, 2025, as compared to the same period in the prior year. Favorable weather contributed to higher electric residential sales for the three months ended March 31, 2025, compared to the same period in the prior year.

Gas Utility

Higher gas retail sales in the first quarter of 2025 contributed to higher gas earnings for the three months ended March 31, 2025, compared to the same period in the prior year. Gas retail sales increased approximately 19%. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 13% in the first three months of 2025 compared to the same period in the prior year.

Significant Events

The following events affected the first three months of 2025:

2025 Rate Proceeding: In December 2023, the PSCW approved a 4.17% increase to electric rates and 1.32% increase to gas rates for 2025. The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63%, reflecting lower expected fuel costs. See "Other Matters" below for additional information on the 2025 rate proceeding.

The 2025 rate order includes an earnings sharing mechanism, under which, if MGE earns above the 9.7% ROE authorized in the rate order: (i) the utility will retain 100% of earnings for the first 15 basis points above the authorized ROE; (ii) 50% of the next 60 basis points will be required to be deferred and returned to customers; and (iii) 100% of any remaining excess earnings will be required to be refunded to customers. The earnings calculation excludes fuel rules adjustments.

2025 Deferred Fuel Savings: MGE had deferred fuel savings through the three months ended March 31, 2025. As of March 31, 2025, MGE had deferred $0.8 million of 2025 fuel savings. These costs will be subject to the PSCW's annual review of 2025 fuel costs, expected to be completed during 2026. See Footnote 9 of the Notes to the Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

Large Scale Utility Projects: Large scale generation projects recently completed or under construction, are shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of March 31, 2025(a)	Date of Commercial Operation
Paris	10%	Battery	11 MW	$25 million(d)	$22.9 million(b)	2025(c) Battery
Darien	10%	Solar/Battery	25 MW/7.5 MW	$63 million(d)	$47.1 million(b)	March 2025 Solar 2026(c) Battery
Koshkonong	10%	Solar/Battery	30 MW/16.5 MW	$104 million(d)	$20.0 million(b)	2026(c) Solar 2027(c) Battery
High Noon	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$1.1 million	2027(c)
Sunnyside	100%	Solar/Battery	20MW/40MW	$112 million	$0.9 million	2026(c) Solar 2027(c) Battery
Ursa(e)	10%	Solar	20 MW	$46 million	$0.3 million	2027(c)
Badger Hollow(e)	10%	Wind	11.2 MW	$36 million	$0.3 million	2027(c)
Whitetail(e)	10%	Wind	6.7 MW	$23 million	$0.1 million	2027(c)
Dawn Harvest(e)	10%	Solar	15 MW	$34 million	$0.6 million	2028(c)
Good Oak(e)	10%	Solar	9.8 MW	$22 million	$1.4 million	2028(c)
Gristmill(e)	10%	Solar	6.7 MW	$15 million	$1.3 million	2028(c)
Saratoga(e)	10%	Solar/Battery	15 MW/5 MW	$46 million	$1.1 million	2028(c)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $5.1 million, $3.1 million, and $0.5 million of AFUDC equity through March 31, 2025, on Paris, Darien, and Koshkonong, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Estimated date of commercial operation.
(d)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(e)
Pending approval by the PSCW.

In the near term, several items may affect us, including:

2024 Annual Fuel Proceeding: MGE had fuel savings in 2024. As of December 31, 2024, MGE had deferred $3.0 million of 2024 fuel savings. These costs will be subject to the PSCW's annual review of 2024 fuel costs, expected to be completed during 2025. MGE has proposed to return these savings in October 2025.

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

•
Transitioning away from coal. Columbia: MGE, along with the other plant co-owners, announced plans to retire Columbia Unit 1 and Unit 2 by the end of 2029. Final timing and retirement dates for Units 1 and 2 are subject to change depending on operational and regulatory considerations, capacity needs, and other factors impacting one or more of the Columbia co-owners. MGE has a plan, which it continues to evaluate, to replace the generation from Columbia while maintaining electric service reliability. In December 2024, MGE and Columbia's co-owners announced plans to explore converting at least one unit of Columbia to natural gas before the end of 2029.

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

•
Growing renewable generation. MGE is seeking to acquire, or has acquired, joint interests in several renewable generation projects. The forecasted capital expenditures include approximately 178 MW of solar, 18 MW of wind, which include projects approved or pending PSCW approval. See the 2025-2029 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

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

Executive Order - Tariffs: MGE is monitoring the actions of the Trump Administration with respect to certain proposed or recently implemented import tariffs on foreign goods. These tariffs have a potential impact on cost of operations and on current and future capital projects. See "Other Matters" below for additional information on the executive orders on tariffs.

Financing and Equity Issuance Plans: MGE Energy annually evaluates its financing plan, dividend practices, and credit line sizing, focusing on maintaining its investment grade rating while meeting cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, and operating expenses. As of March 31, 2025, MGE had $280 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures. During the first quarter of 2025, MGE Energy issued new shares of common stock to participants in its Direct Stock Purchase and Dividend Reinvestment Plan. Beginning May 2025, MGE Energy expects to purchase shares in the open market for participants in the Direct Stock Purchase and Dividend Reinvestment Plan.

Results of Operations

Three Months Ended March 31, 2025 and 2024

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Residential	$45,139	$41,141	9.7%	214,992	199,692	7.7%
Commercial	60,635	59,863	1.3%	430,278	420,792	2.3%
Industrial	2,964	3,410	(13.1)%	34,533	37,448	(7.8)%
Other-retail/municipal	9,348	9,690	(3.5)%	79,752	82,847	(3.7)%
Total retail	118,086	114,104	3.5%	759,555	740,779	2.5%
Sales to the market	6,480	1,076	n.m.	127,099	24,981	n.m.
Other revenues	888	945	(6.0)%	—	—	—%
Total	$125,454	$116,125	8.0%	886,654	765,760	15.8%

n.m. not meaningful

Electric revenue increased $9.3 million during the three months ended March 31, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$5.4
Increase in residential volume	2.6
Rate changes	2.4
Customer fixed and demand charges	1.0
Net increase in commercial, industrial and other-retail/municipal volume	0.5
Revenue subject to refund, net	(2.6)
Total	$9.3

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended March 31, 2025, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. Additionally, the cost of capacity sold increased, contributing to the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is largely offset in fuel rules costs, and do not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Volume. During the three months ended March 31, 2025, residential sales increased by approximately 8% compared to the same period in the prior year. This increase was driven by differences in the weather experienced during the three months ended March 31, 2025, compared to the same period in the prior year. Temperatures, on average, were warmer than normal in the first quarter of 2024.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail electric customers by approximately 2.63%. Rates charged to retail customers during the three months ended March 31, 2025, were $2.4 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Customer fixed and demand charges. During the three months ended March 31, 2025, fixed and demand charges increased $1.0 million, primarily attributable to the increase in demand charges for commercial customers.

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

Electric fuel and purchased power

	Three Months Ended March 31,
(In millions)	2025	2024	$ Change
Fuel for electric generation	$17.6	$12.7	$4.9
Purchased power	4.4	9.4	(5.0)

The $4.9 million increase in fuel for electric generation in the first quarter of 2025 was due to an approximately 32% increase in internal generation driven by an increase in sales and 5% increase in the average cost, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power decreased $3.0 million in the first quarter of 2025, compared to the same period in the prior year. The decrease in purchased power was due to an approximately 57% decrease in market purchases as a result of lower customer sales and increased internal generation. This decrease was partially offset by an approximately 39% increase in average cost. Deferred fuel cost recovered during the three months ended March 31, 2024, was $2.1 million. There were no deferred fuel costs recovered during the three months ended March 31, 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended March 31,			Three Months Ended March 31,
rate per therm of retail customer)	2025	2024	% Change	2025	2024	% Change
Residential	$53,868	$43,398	24.1%	52,229	43,807	19.2%
Commercial/Industrial	37,113	29,524	25.7%	46,136	39,224	17.6%
Total retail	90,981	72,922	24.8%	98,365	83,031	18.5%
Gas transportation	2,313	2,080	11.2%	21,824	20,888	4.5%
Other revenues	187	167	12.0%	—	—	—%
Total	$93,481	$75,169	24.4%	120,189	103,919	15.7%
Heating degree days (normal 3,501)				3,369	2,981	13.0%
Average rate per therm of retail customer	$0.925	$0.878	5.4%

Gas revenue increased $18.3 million during the three months ended March 31, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$11.4
Rate changes	7.7
Other	(0.8)
Total	$18.3

•
Volume. For the three months ended March 31, 2025, retail gas deliveries increased approximately 19% compared to the same period in the prior year, primarily attributable to unfavorable weather conditions in the first quarter of 2024.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail gas customers by approximately 1.32%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased, driving higher rates during the three months ended March 31, 2025.

The average retail rate per therm excluding customer fixed charges for the three months ended March 31, 2025, increased approximately 5% compared to the same period in the prior year, reflecting an increase in natural gas commodity costs (recovered through the PGA).

•
Other. For the three months ended March 31, 2025, other gas revenues decreased primarily related to lower residential customer fixed charges. The PSCW approved a reduction in the customer fixed charge component of the residential gas rate in the 2025 rate proceeding.

Cost of gas sold

Cost of gas sold increased $12.1 million during the three months ended March 31, 2025, compared to the same period in the prior year. Therms delivered increased approximately 18% and cost per therm increased approximately 9%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the three months ended March 31, 2025, operations and maintenance expenses increased $2.6 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased transmission costs	$1.1
Increased customer services	0.6
Increased electric production expenses	0.4
Increased other expenses	0.5
Total	$2.6

•
Increased transmission costs are primarily a result of an increase in transmission rate. Transmission costs represent ATC and MISO network transmission expenses authorized to collect in rates. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual costs included in rates and to be recovered or refunded in a future rate proceeding. Transmission cost is generally offset by electric revenue and does not have a significant impact on net income.

Consolidated depreciation expense

Electric depreciation expense increased $0.9 million and gas depreciation expense increased $0.1 million during the three months ended March 31, 2025, compared to the same period in the prior year. Paris solar was placed in service in December 2024. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income decreased $1.5 million during the three months ended March 31, 2025, compared to the same period in the prior year, primarily related to pension and other postretirement excluding service costs. Gas other income remained flat during the three months ended March 31, 2025. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual Pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended March 31, 2025 and 2024, net income at the nonregulated energy operations segment was $6.0 million and $5.8 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended March 31, 2025 and 2024, other income at the transmission investment segment primarily reflects ATC's operations and was $3.2 million and $2.7 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

See Footnote 4 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

Noncontrolling Interest, Net of Tax - MGE

Noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus. They are not owned by MGE. Due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. The following table shows MGE's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	March 31,
(In millions)	2025	2024
MGE Power Elm Road	$3.8	$3.8
MGE Power West Campus	1.8	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2025. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report on Form 10-K.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. During the first quarter of 2025, MGE Energy issued new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan. Beginning in May 2025, MGE Energy expects to purchase shares in the open market for participants in the Direct Stock Purchase and Dividend Reinvestment Plan. MGE Energy also expects to generate funds from operations and both long-term and short-term debt financing. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2024 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2025 and 2024:

	MGE Energy		MGE
(In thousands)	2025	2024	2025	2024
Cash provided by (used for):
Operating activities	$77,862	$65,815	$73,954	$65,034
Investing activities	(50,592)	(46,426)	(48,049)	(45,192)
Financing activities	(15,107)	(14,288)	(19,458)	(16,828)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the three months ended March 31, 2025, compared to the same period in 2024, were as follows:

(In millions)	MGE Energy	MGE
Higher payments for fuel and purchased power at our generation plants, as well as higher natural gas costs to our customers	$(6.2)	$(6.2)
Higher overall collections from customers, driven by higher electric and gas residential sales	30.1	30.1
Higher payments for other operation and maintenance expenses	(13.6)	(15.5)
Lower payments for interest, driven by the decrease of short-term debt in 2025	0.6	0.6
Higher dividend received from ATC	1.2	—
Other operating activities	(0.1)	(0.1)
Increase in cash provided by operating activities	$12.0	$8.9

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $4.2 million during the three months ended March 31, 2025, as compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2025, were $47.7 million. This amount represents an increase of $2.9 million from the expenditures made in the same period in the prior year. This increase primarily reflects an increase in renewable generation facilities expenditures.

Capital contributions in ATC increased $1.2 million during the three months ended March 31, 2025, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $2.9 million during the three months ended March 31, 2025, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2025, were $47.7 million. This amount represents an increase of $2.9 million from the expenditures made in the same period in the prior year. This increase primarily reflects an increase in renewable generation facilities expenditures.

Capital Expenditures

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the three months ended March 31, 2025, capital expenditures for MGE Energy and MGE totaled $47.7 million, which included $45.3 million of utility capital expenditures.

MGE does not currently expect any material changes to its total forecasted expenditures as presented in the 2025 through 2029 capital expenditure forecast included under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2024 Annual Report on Form 10-K. MGE's plan to achieve its target of 80% carbon reduction by 2030 (from 2005 levels) is based on the transition away from coal, addition of new renewable generation, and additional generation sources that provide the reliable energy to serve demand dependably. The mix of generation sources presented in the 2025 through 2029 capital expenditure forecast may shift based on reliability needs as MGE continues on the path to achieve its carbon reduction goals. Additionally, MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act, U.S. Department of Commerce solar tariffs, and other tariffs issued under executive orders. These disruptions have impacted and may continue to impact current and future solar projects by increasing costs or causing delays in construction timelines. As projects are delayed, timing of capital expenditures will be correspondingly shifted. See "Other Matters" below for additional information on the solar procurement disruptions.

Cash Used for Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the three months ended March 31, 2025, compared to the same period in 2024, were as follows:

(In millions)	MGE Energy	MGE
Issuance of common stock	$3.3	$—
Higher cash dividends paid, dividend rate per share ($0.450 vs. $0.428)	(1.0)	—
Lower cash dividends to parent (MGE Energy)	—	0.5
Change in short-term debt borrowings, net	(3.0)	(3.0)
Other financing activities	(0.1)	(0.1)
Decrease in cash flows from financing activities	$(0.8)	$(2.6)

(a)
The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2025	December 31, 2024
Common shareholders' equity	62.1%	61.5%
Long-term debt(a)	37.9%	38.5%
Short-term debt	0.0%	0.0%

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

Environmental Matters

In March 2025, the EPA announced its intention to initiate regulatory actions concerning several key environmental regulations, including the 2024 power plant greenhouse gas regulations, Effluent Limitation Guidelines, the 2024 amendments to the CCR Rule, and the 2023 Good Neighbor Plan. To date, no formal steps have been taken to alter these regulations. MGE is closely monitoring the EPA's administrative efforts in these areas and will evaluate appropriate responses as developments occur.

See the discussion of environmental matters included in the 2024 Annual Report on Form 10-K, as updated by Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

Rate Matters

In December 2023, the PSCW approved the 2024/2025 rate application for a 4.17% increase for electric rates and a 1.32% increase to gas rates for 2025. The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63%.

In April 2025, MGE filed a 2026/2027 rate application with a proposed increase of 4.89% for electric rates and a 2.33% increase for gas rates in 2026. The application addresses rates for 2027 proposing a 4.33% increase for electric rates and a 2.16% increase to gas rates for 2027. PSCW approval is pending. A final order is expected before the end of the year.

Details related to MGE's 2024/2025 approved rate proceeding and 2026/2027 proposed rate proceeding are as follows:

(Dollars in thousands)	Average Rate Base(a)	Average CWIP(b)	Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2025 Test Period)	$1,241,502	$7,106	9.7%	56.06%	1/1/2025
Gas (2025 Test Period)	$341,369	$7,146	9.7%	56.06%	1/1/2025
Electric (2026 Test Period)(d)	$1,362,320	$34,666	10.0%	56.08%	1/1/2026
Gas (2026 Test Period)(d)	$378,582	$6,053	10.0%	56.08%	1/1/2026
Electric (2027 Test Period)(d)	$1,549,683	$29,151	10.0%	56.04%	1/1/2027
Gas (2027 Test Period)(d)	$399,304	$6,291	10.0%	56.04%	1/1/2027

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

Uyghur Forced Labor Protection Act

In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. The WRO was superseded by the Uyghur Forced Labor Protection Act (UFLPA), a federal law that became effective on June 21, 2022, which further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. Suppliers for MGE's current solar projects were able to provide the CBP sufficient documentation to meet WRO and UFLPA compliance requirements, however we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in our capital plan. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

In January 2025, several more Chinese companies, including five solar supply chain providers, were banned under the UFLPA. MGE continues to ensure its compliance with the UFLPA.

U.S. Department of Commerce - Solar Cells and Modules

In August 2023, the U.S. Department of Commerce issued its final determination on a solar tariff investigation that began in 2022, finding that Chinese manufacturers were circumventing tariffs on solar panels by shipping them through four Southeast Asian countries. A 24-month exemption from tariffs for solar panel and module imports from these four countries was in effect from June 2022 until June 6, 2024. In May 2024, the Biden Administration announced that bifacial solar panels would be subject to safeguard tariffs under Section 201 of the Trade Act of 1974, of which they were previously excluded. President Biden also directed U.S. Trade Representatives to increase tariffs under Section 301 from 25% to 50% on solar cells and modules. This change went into effect in September 2024. In April 2025, the U.S. Department of Commerce issued final determinations indicating that panel cells imported from Cambodia, Malaysia, Thailand, and Vietnam are being unfairly traded. Potential duties are awaiting a final injury ruling from the International Trade Commission. MGE continues to assess the potential impact of these tariffs on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

Executive Orders on Tariffs

To date in 2025, President Trump has issued multiple executive orders implementing tariffs on imported goods. On April 2, 2025, 10% tariffs on nearly all countries, as well as additional reciprocal tariffs on certain countries, were announced. The 10% tariffs went into effect on April 9, and the reciprocal tariffs, except with respect to those on China, were paused for 90 days. MGE continues to assess the potential impact of these tariffs to MGE's cost of operations and on current and future capital expenditures including solar or battery storage projects. These tariffs may cause an increase in costs or delays in construction timelines.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements

See Footnote 2 of Notes to Consolidated Financial Statements in this Report for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the market risks disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

During the first quarter of 2025, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2025, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2025, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A Risk Factors.

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the MGE Energy, Inc. Stock Plan, common stock shares purchased by plan participants may be either shares issued by MGE Energy or shares purchased on the open market, as determined from time to time by MGE Energy. Shares issued by MGE Energy are covered by an existing registration statement. Shares purchased in the open market are purchased at the direction of the plan participants by MGE Energy's transfer agent's securities broker-dealer for the accounts of those plan participants. Subject to the plan's restrictions, the timing and amount of open market purchases is determined by the plan participants and the broker-dealer. MGE Energy is not involved in the open market purchases. During the first quarter of 2025, MGE Energy issued new shares of common stock to participants in its Direct Stock Purchase and Dividend Reinvestment Plan. MGE Energy expects to purchase shares in the open market starting in May 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of MGE Energy or MGE adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MGE ENERGY, INC.

Date: May 7, 2025	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2025	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: May 7, 2025	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: May 7, 2025	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2025	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: May 7, 2025	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)