Form 10-Q
period 2025-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2025-08-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2025

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

MGE Energy, Inc. ☐	Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒	Madison Gas and Electric Company Yes ☐ No ☒

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2025
MGE Energy, Inc.	Common stock, $1.00 par value, 36,541,849 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2024 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2024
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CWIP	Construction Work in Progress
Darien	Darien Solar Energy Center
Dth	Dekatherms, a quantity measure for natural gas
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Project
IRS	Internal Revenue Service
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Energy Center
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen oxide
OBBBA	One Big Beautiful Bill Act
Paris	Paris Solar and Battery Park
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PM	Particulate Matter

PSCW	Public Service Commission of Wisconsin
PTC	Production Tax Credit
ROE	Return on equity
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Sunnyside	Sunnyside Solar and Battery Project
Therm	Measure of quantity of heat used to measure gas supply
UFLPA	Uyghur Forced Labor Protection Act
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Revenues:
Electric revenues	$129,527	$120,597	$255,016	$236,764
Gas revenues	29,925	25,116	123,406	100,285
Total Operating Revenues	159,452	145,713	378,422	337,049

Operating Expenses:
Fuel for electric generation	16,292	11,237	33,861	23,941
Purchased power	5,562	8,850	9,940	18,292
Cost of gas sold	11,313	6,293	65,277	48,170
Other operations and maintenance	57,777	56,730	114,336	110,704
Depreciation and amortization	28,354	26,932	56,032	53,532
Other general taxes	5,931	5,936	11,888	11,930
Total Operating Expenses	125,229	115,978	291,334	266,569
Operating Income	34,223	29,735	87,088	70,480

Other income, net	3,707	3,856	6,311	7,737
Interest expense, net	(8,457)	(8,325)	(16,038)	(16,329)
Income before income taxes	29,473	25,266	77,361	61,888
Income tax provision	(2,975)	(1,472)	(9,271)	(4,280)
Net Income	$26,498	$23,794	$68,090	$57,608

Earnings Per Share of Common Stock
Basic	$0.73	$0.66	$1.86	$1.59
Diluted	$0.72	$0.66	$1.86	$1.59

Dividends per share of common stock	$0.450	$0.428	$0.900	$0.855

Weighted Average Shares Outstanding
Basic	36,540	36,176	36,526	36,173
Diluted	36,569	36,197	36,557	36,196

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net income	$68,090	$57,608
Items not affecting cash:
Depreciation and amortization	56,032	53,532
Deferred income taxes	2,578	(1,351)
Provision for doubtful receivables	4,400	4,400
Employee benefit plan (credit) cost	(2,320)	323
Equity earnings in investments	(6,241)	(5,526)
Other items	378	930
Changes in working capital items:
Current assets	13,446	22,086
Accounts payable	(13,491)	(9,646)
Other current liabilities	1,298	3,718
Dividends from investments	6,008	4,238
Cash contributions to pension and other postretirement plans	(3,800)	(3,634)
Other noncurrent items, net	7,575	3,756
Cash Provided by Operating Activities	133,953	130,434

Investing Activities:
Capital expenditures	(111,753)	(111,622)
Capital contributions to investments	(5,871)	(3,159)
Other	(630)	1,272
Cash Used for Investing Activities	(118,254)	(113,509)

Financing Activities:
Issuance of common stock, net	3,750	—
Cash dividends paid on common stock	(32,872)	(30,930)
Repayments of long-term debt	(2,625)	(2,556)
Proceeds from short-term debt	5,500	21,800
Other	(812)	(728)
Cash Used for Financing Activities	(27,059)	(12,414)

Change in cash, cash equivalents, and restricted cash	(11,360)	4,511
Cash, cash equivalents, and restricted cash at beginning of period	24,496	15,026
Cash, cash equivalents, and restricted cash at end of period	$13,136	$19,537

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$9,120	$11,416

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$10,569	$21,302
Accounts receivable, less reserves of $8,586 and $6,905, respectively	43,308	51,277
Other accounts receivable, less reserves of $2,042 and $2,124, respectively	10,239	10,067
Unbilled revenues	29,815	35,833
Materials and supplies, at average cost	37,958	36,187
Fuel for electric generation, at average cost	11,706	11,521
Stored natural gas, at average cost	16,543	19,937
Prepaid taxes	17,946	18,390
Regulatory assets - current	6,317	8,522
Other current assets	13,851	14,229
Total Current Assets	198,252	227,265
Regulatory assets	41,313	36,764
Pension and other postretirement benefit asset	138,063	132,264
Other deferred assets and other	18,505	26,285
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,238,086	2,149,138
Construction work in progress	102,648	138,208
Total Property, Plant, and Equipment	2,340,734	2,287,346
Investments	123,670	118,035
Total Assets	$2,860,537	$2,827,959

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,358	$5,285
Short-term debt	5,500	—
Accounts payable	50,344	77,466
Accrued interest and taxes	10,048	11,558
Accrued payroll related items	13,696	15,870
Regulatory liabilities - current	15,812	7,966
Other current liabilities	9,079	7,418
Total Current Liabilities	109,837	125,563
Other Credits:
Deferred income taxes	316,017	316,397
Investment tax credit - deferred	49,702	44,988
Regulatory liabilities	164,177	163,336
Accrued pension and other postretirement benefits	50,583	50,155
Asset retirement obligations	73,739	69,132
Other deferred liabilities and other	65,235	64,553
Total Other Credits	719,453	708,561
Capitalization:
Common shareholders' equity	1,269,973	1,230,138
Long-term debt	761,274	763,697
Total Capitalization	2,031,247	1,993,835
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,860,537	$2,827,959

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended June 30, 2024
Beginning Balance	36,176	$36,176	$397,093	$725,514	$—	$1,158,783
Net income				23,794		23,794
Common stock dividends declared ($0.428 per share)				(15,470)		(15,470)
Equity-based compensation plans and other			521			521
Ending Balance - June 30, 2024	36,176	$36,176	$397,614	$733,838	$—	$1,167,628

Three Months Ended June 30, 2025
Beginning Balance	36,537	$36,537	$433,079	$789,297	$—	$1,258,913
Net income				26,498		26,498
Common stock dividends declared ($0.450 per share)				(16,444)		(16,444)
Direct Stock Purchase and Dividend Reinvestment Plan	5	5	466			471
Equity-based compensation plans and other			535			535
Ending Balance - June 30, 2025	36,542	$36,542	$434,080	$799,351	$—	$1,269,973

Six Months Ended June 30, 2024
Beginning Balance	36,163	$36,163	$396,750	$707,160	$—	$1,140,073
Net income				57,608		57,608
Common stock dividends declared ($0.855 per share)				(30,930)		(30,930)
Equity-based compensation plans and other	13	13	864			877
Ending Balance - June 30, 2024	36,176	$36,176	$397,614	$733,838	$—	$1,167,628

Six Months Ended June 30, 2025
Beginning Balance	36,490	$36,490	$429,515	$764,133	$—	$1,230,138
Net income				68,090		68,090
Common stock dividends declared ($0.900 per share)				(32,872)		(32,872)
Direct Stock Purchase and Dividend Reinvestment Plan	41	41	3,709			3,750
Equity-based compensation plans and other	11	11	856			867
Ending Balance - June 30, 2025	36,542	$36,542	$434,080	$799,351	$—	$1,269,973

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Revenues:
Electric revenues	$129,527	$120,597	$255,016	$236,764
Gas revenues	29,925	25,116	123,406	100,285
Total Operating Revenues	159,452	145,713	378,422	337,049

Operating Expenses:
Fuel for electric generation	16,292	11,237	33,861	23,941
Purchased power	5,562	8,850	9,940	18,292
Cost of gas sold	11,313	6,293	65,277	48,170
Other operations and maintenance	57,489	56,601	113,751	110,161
Depreciation and amortization	28,354	26,932	56,032	53,532
Other general taxes	5,931	5,936	11,888	11,930
Total Operating Expenses	124,941	115,849	290,749	266,026
Operating Income	34,511	29,864	87,673	71,023

Other income, net	747	1,134	363	2,242
Interest expense, net	(8,554)	(8,433)	(16,189)	(16,509)
Income before income taxes	26,704	22,565	71,847	56,756
Income tax provision	(2,229)	(811)	(7,569)	(2,802)
Net Income	$24,475	$21,754	$64,278	$53,954
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,714)	(5,766)	(11,313)	(11,363)
Net Income Attributable to MGE	$18,761	$15,988	$52,965	$42,591

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net income	$64,278	$53,954
Items not affecting cash:
Depreciation and amortization	56,032	53,532
Deferred income taxes	1,785	(1,287)
Provision for doubtful receivables	4,400	4,400
Employee benefit plan (credit) cost	(2,319)	323
Other items	766	1,446
Changes in working capital items:
Current assets	13,448	22,098
Accounts payable	(13,533)	(9,642)
Other current liabilities	836	4,774
Cash contributions to pension and other postretirement plans	(3,800)	(3,634)
Other noncurrent items, net	6,095	2,465
Cash Provided by Operating Activities	127,988	128,429

Investing Activities:
Capital expenditures	(111,753)	(111,622)
Other	(765)	(894)
Cash Used for Investing Activities	(112,518)	(112,516)

Financing Activities:
Cash dividends paid to parent by MGE	(23,500)	(24,000)
Distributions to parent from noncontrolling interest	(8,000)	(10,000)
Repayments of long-term debt	(2,625)	(2,556)
Proceeds from short-term debt	5,500	21,800
Other	(812)	(728)
Cash Used for Financing Activities	(29,437)	(15,484)

Change in cash, cash equivalents, and restricted cash	(13,967)	429
Cash, cash equivalents, and restricted cash at beginning of period	20,059	6,705
Cash, cash equivalents, and restricted cash at end of period	$6,092	$7,134

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$9,120	$11,416

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$3,525	$16,865
Accounts receivable, less reserves of $8,586 and $6,905, respectively	43,308	51,277
Other accounts receivable, less reserves of $2,042 and $2,124, respectively	10,235	10,063
Unbilled revenues	29,815	35,833
Materials and supplies, at average cost	37,958	36,187
Fuel for electric generation, at average cost	11,706	11,521
Stored natural gas, at average cost	16,543	19,937
Prepaid taxes	17,938	18,359
Regulatory assets - current	6,317	8,522
Other current assets	14,336	14,740
Total Current Assets	191,681	223,304
Regulatory assets	41,313	36,764
Pension and other post retirement benefit asset	138,063	132,264
Other deferred assets and other	17,921	25,690
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,238,114	2,149,165
Construction work in progress	102,648	138,208
Total Property, Plant, and Equipment	2,340,762	2,287,373

Total Assets	$2,729,740	$2,705,395

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,358	$5,285
Short-term debt	5,500	—
Accounts payable	50,288	77,453
Accrued interest and taxes	9,885	11,866
Accrued payroll related items	13,696	15,870
Regulatory liabilities - current	15,812	7,966
Other current liabilities	9,087	7,418
Total Current Liabilities	109,626	125,858
Other Credits:
Deferred income taxes	279,789	280,961
Investment tax credit - deferred	49,702	44,988
Regulatory liabilities	164,177	163,336
Accrued pension and other postretirement benefits	50,583	50,155
Asset retirement obligations	73,739	69,132
Other deferred liabilities and other	68,267	67,463
Total Other Credits	686,257	676,035
Capitalization:
Common shareholder's equity	1,018,884	989,419
Noncontrolling interest	153,699	150,386
Total Equity	1,172,583	1,139,805
Long-term debt	761,274	763,697
Total Capitalization	1,933,857	1,903,502
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,729,740	$2,705,395

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended June 30, 2024
Beginning balance	17,348	$17,348	$252,917	$646,063	$—	$151,128	$1,067,456
Net income				15,988		5,766	21,754
Cash dividends paid to parent by MGE				(10,000)			(10,000)
Distributions to parent from noncontrolling interest						(6,000)	(6,000)
Ending Balance - June 30, 2024	17,348	$17,348	$252,917	$652,051	$—	$150,894	$1,073,210

Three Months Ended June 30, 2025
Beginning balance	17,348	$17,348	$283,667	$709,108	$—	$151,985	$1,162,108
Net income				18,761		5,714	24,475
Cash dividends paid to parent by MGE				(10,000)			(10,000)
Distributions to parent from noncontrolling interest						(4,000)	(4,000)
Ending Balance - June 30, 2025	17,348	$17,348	$283,667	$717,869	$—	$153,699	$1,172,583

Six Months Ended June 30, 2024
Beginning balance	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256
Net income				42,591		11,363	53,954
Cash dividends paid to parent by MGE				(24,000)			(24,000)
Distributions to parent from noncontrolling interest						(10,000)	(10,000)
Ending Balance - June 30, 2024	17,348	$17,348	$252,917	$652,051	$—	$150,894	$1,073,210

Six Months Ended June 30, 2025
Beginning balance	17,348	$17,348	$283,667	$688,404	$—	$150,386	$1,139,805
Net income				52,965		11,313	64,278
Cash dividends paid to parent by MGE				(23,500)			(23,500)
Distributions to parent from noncontrolling interest						(8,000)	(8,000)
Ending Balance - June 30, 2025	17,348	$17,348	$283,667	$717,869	$—	$153,699	$1,172,583

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2025

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

The accompanying consolidated financial statements as of June 30, 2025, and during the three and six months ended June 30, 2025, as applicable, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2024 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes thereto located on pages 53 through 99 of the 2024 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2025	2024	2025	2024
Cash and cash equivalents	$10,569	$21,302	$3,525	$16,865
Restricted cash	869	1,113	869	1,113
Receivable - margin account	1,698	2,081	1,698	2,081
Cash, cash equivalents, and restricted cash	$13,136	$24,496	$6,092	$20,059

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from Midcontinent Independent System Operator (MISO) to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by the end of 2029. Final timing and retirement dates continue to be evaluated and depend upon operational and regulatory considerations, capacity needs and availability, and other factors impacting one or more of the Columbia co-owners. As of June 30, 2025, early retirement of Columbia Unit 1 and 2 was probable.

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

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of June 30, 2025.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Equity earnings from investment in ATC	$3,066	$2,748	$6,056	$5,470
Dividends received from ATC	2,345	2,132	5,632	4,238
Capital contributions to ATC	2,679	1,070	5,171	1,785

In July 2025, MGE Transco made a $3.2 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Operating revenues	$241,227	$218,222	$476,156	$430,150
Operating expenses	(117,564)	(109,197)	(234,309)	(214,039)
Other income, net	550	356	633	543
Interest expense, net	(43,254)	(36,040)	(82,447)	(71,458)
Earnings before members' income taxes	$80,959	$73,341	$160,033	$145,196

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2025, MGE recorded $10.2 million and $20.4 million, respectively, for transmission service compared to $9.1 million and $18.2 million for the comparable periods in 2024. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of June 30, 2025 and December 31, 2024, MGE had a receivable due from ATC of $0.5 million and $2.0 million, respectively. The receivable is primarily related to transmission interconnection activities at the Paris and Darien solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended June 30,	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.4	6.2	6.2	6.2
Amortized investment tax credits	(1.3)	(2.4)	(1.4)	(2.6)
Credit for electricity from renewable energy	(13.2)	(11.7)	(14.4)	(12.9)
AFUDC equity, net	(0.5)	(0.7)	(0.5)	(0.7)
Amortization of utility excess deferred tax - tax reform(a)	(2.5)	(6.8)	(2.7)	(7.5)
Other, net, individually insignificant	0.2	0.2	0.2	0.1
Effective income tax rate	10.1%	5.8%	8.4%	3.6%

	MGE Energy		MGE
Six Months Ended June 30,	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.2	6.2	6.2
Amortized investment tax credits	(1.3)	(2.3)	(1.5)	(2.5)
Credit for electricity from renewable energy	(11.0)	(10.8)	(11.9)	(11.9)
AFUDC equity, net	(0.6)	(0.7)	(0.6)	(0.7)
Amortization of utility excess deferred tax - tax reform(a)	(2.5)	(6.4)	(2.8)	(7.0)
Other, net, individually insignificant	0.1	(0.1)	0.1	(0.2)
Effective income tax rate	12.0%	6.9%	10.5%	4.9%

(a)
Included are impacts of the Tax Cut and Jobs Act of 2017 for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For both the three months ended June 30, 2025 and 2024, MGE recognized $0.9 million. For both the six months ended June 30, 2025 and 2024, MGE recognized $1.8 million. For the three and six months ended June 30, 2024, MGE recognized $1.0 million and $2.1 million, respectively, of deferred taxes not restricted by IRS normalization rules.

In 2024, MGE sold transfer-eligible tax credits generated in 2023 and 2024. MGE elects to account for the transferred tax credits under the framework of Accounting for Income Taxes. The sale of tax credits is presented in the operating activities section of the consolidated statements of cash flows consistent with the presentation of cash taxes paid. MGE includes any expected proceeds from the transfer of tax credits in the evaluation of realizability of deferred tax assets related to tax credits and records a valuation allowance for the difference between the tax value of the credits and the expected proceeds. The PSCW approved the deferral by MGE of any differential between tax credit transfer proceeds and the tax value of credits reflected in rates to its next rate case filing.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Pension Benefits
Components of net periodic benefit cost:
Service cost	$655	$780	$1,306	$1,539
Interest cost	4,313	4,315	8,569	8,559
Expected return on assets	(7,246)	(7,148)	(14,507)	(14,299)
Amortization of:
Actuarial loss	102	313	150	429
Net periodic benefit (credit) cost	$(2,176)	$(1,740)	$(4,482)	$(3,772)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$188	$217	$371	$428
Interest cost	754	779	1,514	1,576
Expected return on assets	(634)	(693)	(1,358)	(1,384)
Amortization of:
Transition obligation	—	—	1	1
Prior service credit	—	(4)	—	(8)
Actuarial gain	(173)	(129)	(321)	(206)
Net periodic benefit cost	$135	$170	$207	$407

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and six months ended June 30, 2025, MGE recovered $0.1 million and $0.7 million, respectively, of pension and other postretirement costs previously deferred, compared to $1.2 million and $2.6 million for the same periods in 2024. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements - MGE Energy.

a.
Common Stock.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Effective May 2025, MGE Energy transitioned to utilizing open market purchases for all shares issued under the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the six months ended June 30, 2025, MGE Energy issued approximately 40,995 shares of common stock under the Stock Plan. The net proceeds from these issuances were approximately $3.8 million, which were used for general corporate purposes.

b.
Dilutive Shares Calculation.

As of June 30, 2025, 30,803 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and six months ended June 30, 2025, MGE recorded $0.5 million and $1.7 million, respectively, in compensation expense related to share-based compensation awards compared to $0.7 million and $1.9 million, respectively, for the comparable periods in 2024.

In the first quarter of 2025, MGE distributed cash payments of $2.0 million and 11,213 shares of common stock related to awards that were granted in 2022 under the 2021 Incentive Plan.

In March 2025, MGE granted 18,136 performance units and 26,398 restricted stock units under the 2021 Incentive Plan to eligible employees and non-employee directors.

Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. The performance units can be paid out in cash, shares of common stock, or a combination of cash and stock and are classified as a liability award. The restricted stock units will be paid out in shares of common stock, and therefore are classified as equity awards.

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

In May 2024, the EPA finalized the ELG rule that further regulates the wastewater discharges associated with coal-fired power plants. The rule focuses on wastewater discharges from flue gas desulfurization and bottom ash transport water. The rule includes a reduction in requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. Although the 2024 ELG rule is currently being challenged in federal court, the litigation is on hold while the EPA undertakes a reconsideration process. The 2024 rule builds upon the 2020 ELG Rule, which also remains under legal challenge and is similarly on hold pending the outcome of the EPA's review.

Pollution control prevention equipment was installed under previous versions of the rule and the planned fuel switching to natural gas. MGE and the operator of the Elm Road Units are currently evaluating operational options and costs for Elm Road to be in compliance with the requirements of the rule.

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

•
Greenhouse Gas (GHG) new source performance standards and emission guidelines were established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units, including existing and proposed regulations governing existing, new, or modified fossil-fuel generating units.

In May 2024, the EPA published its final performance standards and emission guidelines under Section 111(b) of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil fuel-fired boilers used to produce electricity. The final rule granted some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule established a process where states must submit plans to the EPA for establishing standards. States had two years from the publication date of these rules to submit plans to the EPA for review and approval. Preliminary evaluation of the final ruling showed that MGE met the requirements for the gas-fired boilers at Blount. Furthermore, MGE would meet the requirements for the coal-fired units at Columbia through planned unit retirements and the Elm Road Units through its transition to natural gas. In June 2025, the EPA published a proposed rule with two potential options: (1) repeal the performance standards and emission guidelines under Section 111 of the Clean Air Act associated with GHG emissions from fossil fuel-fired power plants, or (2) retain only the efficiency-based requirements for new natural gas-fired power plants and repeal all other aspects of the rule. In July 2025, EPA released a new proposed rule titled “Reconsideration of 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards”. This proposal would repeal EPA’s 2009 GHG Endangerment Finding, which in effect, would undo the basis for federal regulation of GHG under the Clean Air Act. MGE will continue to follow these rule developments.

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a serious nonattainment area for the 2015 Ozone NAAQS. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation will have a direct material effect on the Elm Road Units.

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

The final impact of this rule will not be known until the EPA determines the attainment status of Wisconsin counties and the State of Wisconsin develops an attainment implementation plan for any areas not in attainment. MGE will continue to follow the rule's developments.

•
Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Good Neighbor Plan and Clean Air Visibility Rule.

The EPA's Good Neighbor Plan and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished through a reduction in NOx and SO2 from qualifying fossil fuel-fired power plants and industrial boilers in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS (Good Neighbor Plan). The Good Neighbor Plan impacts 23 states, including Wisconsin. For Wisconsin, the Good Neighbor Plan includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan to meet its obligations or accept the EPA's Good Neighbor Plan.

Multiple legal challenges to the Good Neighbor Plan and related state implementation plan disapprovals are pending, including in the United States Court of Appeals for the District of Columbia. In June 2024, the Supreme Court of the United States granted a request to stay the Good Neighbor Plan and block its enforcement pending judicial review by the U.S. Court of Appeals for the District of Columbia on the merits of petitioner's challenges to implementation of the rule. The EPA has temporarily halted the enforcement of the Good Neighbor Plan's requirements for all pollution sources in states affected by the plan, including Wisconsin. While the EPA addresses these concerns, interim rules have been implemented in Wisconsin to address interstate pollution. Based on MGE's current evaluation, if the Good Neighbor Plan goes into effect as-is, the 2026 additional emission reductions may impact the Elm Road Units. However, final impact of the rules will not be known until judicial reviews are completed and/or the EPA takes further action regarding the rule.

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

In May 2024, the EPA published its final CCR Legacy Rule. The CCR Legacy Rule applies to previously closed disposal sites. In 2024, MGE recorded an asset retirement obligation for its estimated share of the legal liability associated with the effect of the CCR Legacy Rule for remediation and groundwater compliance monitoring at Columbia. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential changes in cost estimate.

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

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of June 30, 2025:

(In thousands)	2025	2026	2027	2028	2029	Thereafter
Coal(a)	$9,437	$8,387	$4,043	$4,126	$—	$—
Natural gas(b)	26,109	51,334	37,306	41,131	40,951	316,598
Renewable energy(c)	6,084	3,454	3,324	3,324	1,350	38,100
	$41,630	$63,175	$44,673	$48,581	$42,301	$354,698

(a)
Total coal commitments for MGE's share of the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by Wisconsin Power and Light Company and WEPCO, respectively, who are the operators of those facilities.
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

(a)
The electric rate increase was driven by an increase in rate base including our investments made in West Riverside, local solar, continued investment in grid modernization, as well as higher costs for transmission, pension and other post retirement benefits, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE filed an updated 2025 fuel forecast with the PSCW in 2024, which will impact rates in 2025, based on any variance between the forecast submitted as part of the rates and updated forecast. In addition, the PSCW authorized MGE to defer a recovery of and a return on costs associated for any change in the in-service date for Paris and force majeure costs for Badger Hollow II and Paris that were not reflected in this rate filing. The PSCW also approved deferral of any differential in PTC tax credits reflected in rates and actual credits produced. These deferrals will be reflected in MGE's next rate case filing. The gas rate increases were also driven by our investment made in grid modernization and higher pension and other post retirement benefits and uncollectible costs (including costs previously deferred from prior years). This increase in gas costs is offset by a tax benefit related to excess deferred taxes. Included in the gas residential rate is a reduction in the customer fixed charge.
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

(e)
The proposed electric rate increase reflects growth in rate base, primarily from investments in Paris (battery), Darien (battery), Sunnyside (solar), West Riverside, and continued investment in grid modernization, as well as higher costs for transmission. The increase in electric costs is offset by a decrease in fuel costs, changes in pension and other post retirement benefits, and benefit from lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas increase is driven by an increase in rate base including continued distribution infrastructure improvements designed to enhance reliability and safety and system modernization. The increase in gas costs is offset by changes in pension and other post retirement benefits.
(f)
The proposed electric rate increase is driven by an increase in rate base including investments made in the Koshkonong (solar), Sunnyside (battery), and High Noon (solar/battery) projects, and continued investment in grid modernization projects. The increase in electric costs is offset by a benefit from lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas rate increase is driven by an increase in rate base.
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

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2022	$8.8(a)	October 2023 through September 2024
2023	($7.2)(a)	October 2024 through December 2024
2024	($3.0)(a)	October 2025
2025	($2.5)	(b)

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2025		December 31, 2024
Commodity derivative contracts	279,520	MWh	307,640	MWh
Commodity derivative contracts	6,662,500	Dth	6,285,000	Dth
FTRs	5,159	MW	2,131	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of June 30, 2025, and December 31, 2024, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.7 million and $0.1 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2025
Commodity derivative contracts(a)	$1,455	$1,192	Other current assets
Commodity derivative contracts(a)	223	47	Other deferred charges
FTRs	258	—	Other current assets

December 31, 2024
Commodity derivative contracts(a)	$927	$1,121	Other current liabilities
Commodity derivative contracts(a)	286	140	Other deferred liabilities and other
FTRs	108	—	Other current assets

(a)
As of June 30, 2025, no collateral was posted against derivative positions. As of December 31, 2024, collateral of less than $0.1 million was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2025
Assets
Commodity derivative contracts	$1,678	$(1,239)	$—	$439
FTRs	258	—	—	258
Liabilities
Commodity derivative contracts	1,239	(1,239)	—	—

December 31, 2024
Assets
Commodity derivative contracts	$1,213	$(1,213)	$—	$—
FTRs	108	—	—	108
Liabilities
Commodity derivative contracts	1,261	(1,213)	(48)	—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2025		2024
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended June 30:
Balance as of April 1,	$(1,860)	$78	$3,009	$275
Unrealized loss	2,118	—	758	—
Realized (loss) gain reclassified to a deferred account	(288)	288	(537)	537
Realized (loss) gain reclassified to income statement	(667)	30	(1,284)	(285)
Balance as of June 30,	$(697)	$396	$1,946	$527

Six Months Ended June 30:
Balance as of January 1,	$(60)	$388	$5,226	$1,569
Unrealized loss	362	—	2,898	—
Realized (loss) gain reclassified to a deferred account	263	(263)	(2,694)	2,694
Realized (loss) gain reclassified to income statement	(1,262)	271	(3,484)	(3,736)
Balance as of June 30,	$(697)	$396	$1,946	$527

	Realized Losses (Gains)
	2025		2024
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$198	$—	$1,328	$—
FTRs	439	—	241	—

Six Months Ended June 30:
Commodity derivative contracts	$596	$(203)	$3,754	$3,265
FTRs	598	—	201	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2025, and December 31, 2024, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2025, no counterparties had defaulted.

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

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$770,775	$710,479	$773,400	$698,765

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.1 million and $4.4 million as of June 30, 2025, and December 31, 2024, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for both MGE and MGE Energy.

	Fair Value as of June 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(b)	$1,936	$1,416	$—	$520
Liabilities:
Derivatives, net(b)	$1,239	$916	$—	$323
Deferred compensation	6,753	—	6,753	—
Total Liabilities	$7,992	$916	$6,753	$323

	Fair Value as of December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(b)	$1,321	$987	$—	$334
Liabilities:
Derivatives, net(b)	$1,261	$480	$—	$781
Deferred compensation	6,468	—	6,468	—
Total Liabilities	$7,729	$480	$6,468	$781

(b)
As of June 30, 2025, no collateral was posted against derivative positions. As of December 31, 2024, collateral of less than $0.1 million was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$515	$(1,726)	$(447)	$(2,604)
Realized and unrealized gains (losses):
Included in regulatory assets	—	294	—	1,172
Included in regulatory liability	(318)	—	642	—
Included in earnings	(665)	(1,330)	(1,262)	(3,855)
Settlements	665	1,330	1,264	3,855
Balance as of June 30,	$197	$(1,432)	$197	$(1,432)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Purchased power expense	$(665)	$(1,330)	$(1,262)	$(3,855)

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of June 30, 2025(a)	Date of Commercial Operation
Paris(b)	10%	Battery	11 MW	$25 million(g)	$23.4 million	June 2025 Battery
Darien(c)	10%	Solar/Battery	25 MW/7.5 MW	$63 million(g)	$46.3 million	March 2025 Solar 2026 Battery(h)
Koshkonong(d)	10%	Solar/Battery	30 MW/16.5 MW	$104 million(g)	$24.8 million	2026 Solar(h) 2027 Battery(h)
High Noon(e)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$17.8 million	2027(h)
Columbia Energy Dome(f)	19%	Storage	3 MW	$17 million	$0.7 million	2027(h)

(a)
Excluding AFUDC.
(b)
Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin.
(c)
Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin.
(d)
Koshkonong Solar Energy Center is located in the Towns of Christiana and Deerfield in Dane County, Wisconsin.
(e)
High Noon Solar Project is located in Columbia County, Wisconsin.
(f)
Columbia Energy Dome is located in Columbia County, Wisconsin.
(g)
Estimated costs are expected to exceed PSCW previously approved Certificate of Authority (CA) levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(h)
Estimated date of commercial operation.

MGE received specific approval to recover 100% AFUDC on Paris, Darien, Koshkonong, High Noon, and Columbia Energy Dome. During the three and six months ended June 30, 2025, MGE recognized $0.5 million and $2.1 million, respectively, after tax, in AFUDC for these projects compared to $1.5 million and $2.7 million, respectively, after tax, for the comparable periods in 2024.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2025	2024	2025	2024
Residential	$43,182	$40,321	$88,321	$81,462
Commercial	64,027	64,161	124,662	124,024
Industrial	3,117	3,445	6,081	6,855
Other-retail/municipal	10,342	10,403	19,690	20,093
Total retail	120,668	118,330	238,754	232,434
Sales to the market	7,840	1,519	14,320	2,595
Other	805	534	1,693	1,479
Total electric revenues	129,313	120,383	254,767	236,508

Gas revenues
Residential	17,956	15,589	71,824	58,987
Commercial/Industrial	10,434	7,876	47,547	37,400
Total retail	28,390	23,465	119,371	96,387
Gas transportation	1,384	1,505	3,697	3,585
Other	151	146	338	313
Total gas revenues	29,925	25,116	123,406	100,285

Non-regulated energy revenues	214	214	249	256
Total Operating Revenue	$159,452	$145,713	$378,422	$337,049

14.
Segment Information - MGE Energy and MGE

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See Footnote 22 to the consolidated financial statements included in Part II, Item 8 of the 2024 Annual Report on Form 10-K for additional discussion of each of these segments.

Fuel and purchased power and Purchased gas costs are significant segment expenses as defined in Segment Reporting. The Chief Operating Decision Maker does not review disaggregated assets on a segment basis; therefore, such information is not presented.

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	Total Reportable Segments	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2025
Operating revenues	$129,313	$29,925	$214	$—	$159,452	$—	$—	$159,452
Interdepartmental revenues	(28)	2,558	11,121	—	13,651	—	(13,651)	—
Total operating revenues	129,285	32,483	11,335	—	173,103	—	(13,651)	159,452
Fuel and purchased power	(22,524)	—	—	—	(22,524)	—	670	(21,854)
Purchased gas costs	—	(13,211)	—	—	(13,211)	—	1,898	(11,313)
Depreciation and amortization	(22,094)	(4,347)	(1,913)	—	(28,354)	—	—	(28,354)
Interest expense	(6,485)	(1,768)	(889)	—	(9,142)	—	—	(9,142)
Other segment items(a)	(58,130)	(15,015)	(23)	—	(73,168)	(291)	11,083	(62,376)
Income tax (provision) benefit	(472)	561	(2,318)	(835)	(3,064)	89	—	(2,975)
Equity in earnings of investments	—	—	—	3,060	3,060	—	—	3,060
Net income (loss)	19,580	(1,297)	6,192	2,225	26,700	(202)	—	26,498

Three Months Ended June 30, 2024
Operating revenues	$120,383	$25,116	$214	$—	$145,713	$—	$—	$145,713
Interdepartmental revenues	(55)	2,172	10,946	—	13,063	—	(13,063)	—
Total operating revenues	120,328	27,288	11,160	—	158,776	—	(13,063)	145,713
Fuel and purchased power	(20,840)	—	—	—	(20,840)	—	753	(20,087)
Purchased gas costs	—	(7,720)	—	—	(7,720)	—	1,427	(6,293)
Depreciation and amortization	(20,888)	(4,163)	(1,881)	—	(26,932)	—	—	(26,932)
Interest expense	(6,323)	(1,709)	(957)	—	(8,989)	—	—	(8,989)
Other segment items(a)	(57,257)	(14,456)	(17)	—	(71,730)	(79)	10,883	(60,926)
Income tax (provision) benefit	641	810	(2,262)	(758)	(1,569)	97	—	(1,472)
Equity in earnings of investments	—	—	—	2,780	2,780	—	—	2,780
Net income	15,661	50	6,043	2,022	23,776	18	—	23,794

Six Months Ended June 30, 2025
Operating revenues	$254,767	$123,406	$249	$—	$378,422	$—	$—	$378,422
Interdepartmental revenues	(76)	9,030	22,225	—	31,179	—	(31,179)	—
Total operating revenues	254,691	132,436	22,474	—	409,601	—	(31,179)	378,422
Fuel and purchased power	(45,630)	—	—	—	(45,630)	—	1,829	(43,801)
Purchased gas costs	—	(72,501)	—	—	(72,501)	—	7,224	(65,277)
Depreciation and amortization	(43,629)	(8,579)	(3,824)	—	(56,032)	—	—	(56,032)
Interest expense	(12,978)	(3,531)	(1,795)	—	(18,304)	—	—	(18,304)
Other segment items(a)	(114,109)	(31,111)	(67)	—	(145,287)	(727)	22,126	(123,888)
Income tax (provision) benefit	1,430	(4,426)	(4,573)	(1,702)	(9,271)	—	—	(9,271)
Equity in earnings of investments	—	—	—	6,241	6,241	—	—	6,241
Net income (loss)	39,775	12,288	12,215	4,539	68,817	(727)	—	68,090

Six Months Ended June 30, 2024
Operating revenues	$236,508	$100,285	$256	$—	$337,049	$—	$—	$337,049
Interdepartmental revenues	(109)	7,383	21,773	—	29,047	—	(29,047)	—
Total operating revenues	236,399	107,668	22,029	—	366,096	—	(29,047)	337,049
Fuel and purchased power	(43,910)	—	—	—	(43,910)	—	1,677	(42,233)
Purchased gas costs	—	(53,893)	—	—	(53,893)	—	5,723	(48,170)
Depreciation and amortization	(41,538)	(8,245)	(3,749)	—	(53,532)	—	—	(53,532)
Interest expense	(12,651)	(3,419)	(1,931)	—	(18,001)	—	—	(18,001)
Other segment items(a)	(110,802)	(29,161)	(41)	(2)	(140,006)	(392)	21,647	(118,751)
Income tax (provision) benefit	3,926	(2,286)	(4,442)	(1,506)	(4,308)	28	—	(4,280)
Equity in earnings of investments	—	—	—	5,526	5,526	—	—	5,526
Net income (loss)	31,424	10,664	11,866	4,018	57,972	(364)	—	57,608
(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Total Reportable Segments	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2025
Operating revenues	$129,313	$29,925	$214	$159,452	$—	$159,452
Interdepartmental revenues	(28)	2,558	11,121	13,651	(13,651)	—
Total operating revenues	129,285	32,483	11,335	173,103	(13,651)	159,452
Fuel and purchased power	(22,524)	—	—	(22,524)	670	(21,854)
Purchased gas costs	—	(13,211)	—	(13,211)	1,898	(11,313)
Depreciation and amortization	(22,094)	(4,347)	(1,913)	(28,354)	—	(28,354)
Interest expense	(6,485)	(1,768)	(889)	(9,142)	—	(9,142)
Other segment items(a)	(58,130)	(15,015)	(23)	(73,168)	11,083	(62,085)
Income tax benefit (provision)	(472)	561	(2,318)	(2,229)	—	(2,229)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,714)	(5,714)
Net income attributable to MGE	19,580	(1,297)	6,192	24,475	(5,714)	18,761

Three Months Ended June 30, 2024
Operating revenues	$120,383	$25,116	$214	$145,713	$—	$145,713
Interdepartmental revenues	(55)	2,172	10,946	13,063	(13,063)	—
Total operating revenues	120,328	27,288	11,160	158,776	(13,063)	145,713
Fuel and purchased power	(20,840)	—	—	(20,840)	753	(20,087)
Purchased gas costs	—	(7,720)	—	(7,720)	1,427	(6,293)
Depreciation and amortization	(20,888)	(4,163)	(1,881)	(26,932)	—	(26,932)
Interest expense	(6,323)	(1,709)	(957)	(8,989)	—	(8,989)
Other segment items(a)	(57,257)	(14,456)	(17)	(71,730)	10,883	(60,847)
Income tax benefit (provision)	641	810	(2,262)	(811)	—	(811)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,766)	(5,766)
Net income attributable to MGE	15,661	50	6,043	21,754	(5,766)	15,988

Six Months Ended June 30, 2025
Operating revenues	$254,767	$123,406	$249	$378,422	$—	$378,422
Interdepartmental revenues	(76)	9,030	22,225	31,179	(31,179)	—
Total operating revenues	254,691	132,436	22,474	409,601	(31,179)	378,422
Fuel and purchased power	(45,630)	—	—	(45,630)	1,829	(43,801)
Purchased gas costs	—	(72,501)	—	(72,501)	7,224	(65,277)
Depreciation and amortization	(43,629)	(8,579)	(3,824)	(56,032)	—	(56,032)
Interest expense	(12,978)	(3,531)	(1,795)	(18,304)	—	(18,304)
Other segment items(a)	(114,109)	(31,111)	(67)	(145,287)	22,126	(123,161)
Income tax benefit (provision)	1,430	(4,426)	(4,573)	(7,569)	—	(7,569)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(11,313)	(11,313)
Net income attributable to MGE	39,775	12,288	12,215	64,278	(11,313)	52,965

Six Months Ended June 30, 2024
Operating revenues	$236,508	$100,285	$256	$337,049	$—	$337,049
Interdepartmental revenues	(109)	7,383	21,773	29,047	(29,047)	—
Total operating revenues	236,399	107,668	22,029	366,096	(29,047)	337,049
Fuel and purchased power	(43,910)	—	—	(43,910)	1,677	(42,233)
Purchased gas costs	—	(53,893)	—	(53,893)	5,723	(48,170)
Depreciation and amortization	(41,538)	(8,245)	(3,749)	(53,532)	—	(53,532)
Interest expense	(12,651)	(3,419)	(1,931)	(18,001)	—	(18,001)
Other segment items(a)	(110,802)	(29,161)	(41)	(140,004)	21,647	(118,357)
Income tax benefit (provision)	3,926	(2,286)	(4,442)	(2,802)	—	(2,802)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(11,363)	(11,363)
Net income attributable to MGE	31,424	10,664	11,866	53,954	(11,363)	42,591
(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

The following table shows segment information for MGE Energy's and MGE's capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Six Months Ended June 30, 2025	$83,034	$22,975	$5,744	$—	$—	$—	$111,753
Six Months Ended June 30, 2024	86,755	20,879	3,988	—	—	—	111,622

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Six Months Ended June 30, 2025	$83,034	$22,975	$5,744	$—	$111,753
Six Months Ended June 30, 2024	86,755	20,879	3,988	—	111,622

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•
Regulated electric utility operations, conducted through MGE, which generate and distribute electricity to approximately 167,000 customers in Dane County, Wisconsin,
•
Regulated gas utility operations, conducted through MGE, which distribute natural gas to approximately 178,000 customers in seven south-central and western Wisconsin counties,
•
Nonregulated energy operations, conducted through MGE Power and its subsidiaries, which owns interests in electric generating capacity that is leased to MGE,
•
Transmission investments, representing our equity investment in ATC, which owns and operates electric transmission facilities primarily in Wisconsin, and ATC Holdco, a company created to facilitate out-of-state electric transmission development and investments, and
•
All other, which includes investing in companies and property that relate to the regulated operations and financing of the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, and North Mendota, and corporate operations and services.

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
•
Equity price risk pertaining to pension-related assets,
•
Credit market conditions, including interest rates and our debt credit rating,
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K.

During the three months ended June 30, 2025, MGE Energy's earnings were $26.5 million, or $0.73 per share, compared to $23.8 million, or $0.66 per share, during the same period in the prior year. MGE's earnings during the three months ended June 30, 2025, were $18.8 million compared to $16.0 million during the same period in the prior year.

During the six months ended June 30, 2025, MGE Energy's earnings were $68.1 million, or $1.86 per share, compared to $57.6 million, or $1.59 per share, during the same period in the prior year. MGE's earnings during the six months ended June 30, 2025, were $53.0 million compared to $42.6 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2025	2024	2025	2024
Electric Utility	$19.6	$15.6	$39.8	$31.4
Gas Utility	(1.3)	0.1	12.3	10.7
Nonregulated Energy	6.2	6.1	12.2	11.9
Transmission Investments	2.2	2.0	4.5	4.0
All Other	(0.2)	—	(0.7)	(0.4)
Net Income	$26.5	$23.8	$68.1	$57.6

Our net income during the three and six months ended June 30, 2025, compared to the same periods in the prior year, primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments, as part of the 2025 rate case, contributed to an increase in earnings for the three and six months ended June 30, 2025, as compared to the same periods in the prior year. Favorable weather contributed to higher electric residential sales for the three and six months ended June 30, 2025, compared to the same periods in the prior year.

Gas Utility

Higher gas retail sales in the first half of 2025 contributed to higher gas earnings for the six months ended June 30, 2025, compared to the same period in the prior year. Gas retail sales increased approximately 16%. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 18% in the first six months of 2025 compared to the same period in the prior year.

Significant Events

The following events affected the first six months of 2025:

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

2025 Deferred Fuel Savings: MGE had deferred fuel savings through the six months ended June 30, 2025. As of June 30, 2025, MGE deferred $2.5 million of 2025 fuel savings. These costs will be subject to the PSCW's annual review of 2025 fuel costs, expected to be completed during 2026. See Footnote 9 of the Notes to the Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

Large Scale Utility Projects: Large scale generation projects recently completed or under construction, are shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of June 30, 2025(a)	Date of Commercial Operation
Paris	10%	Battery	11 MW	$25 million(d)	$23.4 million(b)	June 2025 Battery(f)
Darien	10%	Solar/Battery	25 MW/7.5 MW	$63 million(d)	$46.3 million(b)	March 2025 Solar 2026(c) Battery
Koshkonong	10%	Solar/Battery	30 MW/16.5 MW	$104 million(d)	$24.8 million(b)	2026(c) Solar 2027(c) Battery
High Noon	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$17.8 million	2027(c)
Sunnyside	100%	Solar/Battery	20MW/40MW	$112 million	$1.0 million	2026(c) Solar 2027(c) Battery
Columbia Energy Dome	19%	Storage	3 MW	$17 million	$0.7 million	2027(c)
Ursa(e)	10%	Solar	20 MW	$46 million	$0.3 million	2027(c)
Badger Hollow(e)	10%	Wind	11.2 MW	$36 million	$0.3 million	2027(c)
Whitetail(e)	10%	Wind	6.7 MW	$23 million	$0.1 million	2027(c)
Forward Repower(e)	13%	Wind	18 MW	$14 million	$0.3 million	2027(c)
Dawn Harvest(e)	10%	Solar	15 MW	$34 million	$0.6 million	2028(c)
Good Oak(e)	10%	Solar	9.8 MW	$22 million	$1.4 million	2028(c)
Gristmill(e)	10%	Solar	6.7 MW	$15 million	$1.3 million	2028(c)
Saratoga(e)	10%	Solar/Battery	15 MW/5 MW	$46 million	$1.1 million	2028(c)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $5.3 million, $3.1 million, $0.8 million, and $0.1 million of AFUDC equity through June 30, 2025, on Paris, Darien, Koshkonong, and High Noon, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Estimated date of commercial operation.
(d)
Estimated costs are expected to exceed PSCW previously approved CA levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.
(e)
Pending approval by the PSCW.
(f)
The Paris Battery project is located within the Paris Solar-Battery Park, which also includes the Paris Solar project, which was placed in service in December 2024.

In the near term, several items may affect us, including:

2024 Annual Fuel Proceeding: MGE had fuel savings in 2024. As of December 31, 2024, MGE deferred $3.0 million of 2024 fuel savings. The PSCW has completed the annual review of 2024 fuel costs and gave approval for MGE to return these savings in October 2025. There was no change to the costs to be refunded in the fuel rule proceedings from the amount MGE deferred in the previous year.

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

•
Growing renewable generation and storage. MGE is seeking to acquire, or has acquired, joint interests in several renewable generation and storage projects. The forecasted capital expenditures include approximately 178 MW of solar, 18 MW of wind, and 118 MW of battery storage, which include projects approved or pending PSCW approval. See the 2025-2029 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

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

Solar Procurement Disruptions: MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce's new solar tariffs. These disruptions have a potential to impact current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed, and expect to continue to file, notifications with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings. See "Other Matters" below for additional information on the solar procurement disruptions.

Tariffs: MGE is monitoring the actions of the Trump Administration with respect to certain proposed or recently implemented import tariffs on foreign goods. These tariffs have a potential impact on cost of operations and on current and future capital projects. See "Other Matters" below for additional information on tariffs.

Tax Update: On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to tax credits and compliance requirements. See "Other Matters" below for additional information on the OBBBA.

Financing and Equity Issuance Plans: MGE Energy annually evaluates its financing plan, dividend practices, and credit line sizing, focusing on its credit rating while meeting cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, and operating expenses. As of June 30, 2025, MGE had $280 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures. During the beginning of 2025, MGE Energy issued new shares of common stock to participants in its Direct Stock Purchase and Dividend Reinvestment Plan. As of May 2025, MGE Energy began purchasing shares in the open market for participants in the Direct Stock Purchase and Dividend Reinvestment Plan.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Three Months Ended June 30, 2025 and 2024

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands, except CDD)	2025	2024	% Change	2025	2024	% Change
Residential	$43,182	$40,321	7.1%	203,344	193,886	4.9%
Commercial	64,027	64,161	(0.2)%	439,972	440,151	—%
Industrial	3,117	3,445	(9.5)%	35,737	36,822	(2.9)%
Other-retail/municipal	10,342	10,403	(0.6)%	99,198	97,648	1.6%
Total retail	120,668	118,330	2.0%	778,251	768,507	1.3%
Sales to the market	7,840	1,519	n.m.%	92,400	36,706	n.m.%
Other	805	534	50.7%	—	—	—%
Total	$129,313	$120,383	7.4%	870,651	805,213	8.1%

Cooling degree days (normal 208)				223	207	7.7%

n.m. not meaningful

Electric revenue increased $8.9 million during the three months ended June 30, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$6.3
Rate changes	2.4
Increase in residential volume	1.6
Customer fixed and demand charges	1.4
Other	0.3
Revenue subject to refund, net	(3.1)
Total	$8.9

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended June 30, 2025, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. Additionally, the cost of capacity sold increased, contributing to the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is largely offset by fuel rules costs, and do not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail electric customers by approximately 2.63%. Rates charged to retail customers during the three months ended June 30, 2025, were $2.4 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.

•
Volume. During the three months ended June 30, 2025, residential sales increased by approximately 5% compared to the same period in the prior year. This increase was driven by differences in the weather experienced during the three months ended June 30, 2025, compared to the same period in the prior year. Temperatures, on average, were warmer than normal in the second quarter of 2025.

•
Customer fixed and demand charges. During the three months ended June 30, 2025, fixed and demand charges increased $1.4 million, primarily attributable to the increase in demand charges for commercial customers.

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

Electric fuel and purchased power

	Three Months Ended June 30,
(In millions)	2025	2024	$ Change
Fuel for electric generation	$16.3	$11.2	$5.1
Purchased power	5.6	8.9	(3.3)

The $5.1 million increase in fuel for electric generation was due to an approximately 22% increase in internal generation driven by an increase in sales and 19% increase in the average cost, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power decreased $1.2 million. The decrease in purchased power was due to an approximately 48% decrease in market purchases as a result of increased internal generation. This decrease was partially offset by an approximately 59% increase in average cost. Deferred fuel cost recovered during the three months ended June 30, 2024, was $2.1 million. There were no deferred fuel costs recovered during the three months ended June 30, 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended June 30,			Three Months Ended June 30,
rate per therm of retail customer)	2025	2024	% Change	2025	2024	% Change
Residential	$17,956	$15,589	15.2%	13,034	11,822	10.3%
Commercial/Industrial	10,434	7,876	32.5%	14,484	13,824	4.8%
Total retail	28,390	23,465	21.0%	27,518	25,646	7.3%
Gas transportation	1,384	1,505	(8.0)%	15,429	15,367	0.4%
Other	151	146	3.4%	—	—	—%
Total	$29,925	$25,116	19.1%	42,947	41,013	4.7%
Heating degree days (normal 782)				843	599	40.7%
Average rate per therm of retail customer	$1.032	$0.915	12.8%

Gas revenue increased $4.8 million during the three months ended June 30, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$5.6
Increase in volume	0.4
Other	(0.9)
Revenue subject to refund, net	(0.3)
Total	$4.8

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail gas customers by approximately 1.32%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased, driving higher rates during the three months ended June 30, 2025.

The average retail rate per therm excluding customer fixed charges for the three months ended June 30, 2025, increased approximately 13% compared to the same period in the prior year, reflecting an increase in natural gas commodity costs (recovered through the PGA).

Cost of gas sold

Cost of gas sold increased $5.0 million during the three months ended June 30, 2025, compared to the same period in the prior year. Cost per therm increased approximately 67% and therms delivered increased approximately 8%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the three months ended June 30, 2025, operations and maintenance expenses increased $1.1 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased other expenses	$0.7
Increased transmission costs	0.6
Increased gas distribution expenses	0.4
Increased electric production expenses	0.4
Decreased electric distribution expenses	(0.6)
Decreased administrative and general costs	(0.4)
Total	$1.1

Consolidated depreciation expense

Electric depreciation expense increased $1.2 million and gas depreciation expense increased $0.2 million during the three months ended June 30, 2025, compared to the same period in the prior year. Paris solar was placed in service in December 2024 and Darien solar was placed in service in March 2025. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income increased $0.8 million and gas other income decreased $1.2 million during the three months ended June 30, 2025, compared to the same period in the prior year, primarily related to pension and other postretirement, excluding service costs. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended June 30, 2025 and 2024, net income at the nonregulated energy operations segment was $6.2 million and $6.0 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended June 30, 2025 and 2024, other income at the transmission investment segment primarily reflects ATC's operations and was $3.1 million and $2.8 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

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

	Three Months Ended
	June 30,
(In millions)	2025	2024
MGE Power Elm Road	$3.9	$3.9
MGE Power West Campus	1.8	1.9

Results of Operations

Six Months Ended June 30, 2025 and 2024

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands, except CDD)	2025	2024	% Change	2025	2024	% Change
Residential	$88,321	$81,462	8.4%	418,336	393,578	6.3%
Commercial	124,662	124,024	0.5%	870,250	860,943	1.1%
Industrial	6,081	6,855	(11.3)%	70,270	74,270	(5.4)%
Other-retail/municipal	19,690	20,093	(2.0)%	178,950	180,495	(0.9)%
Total retail	238,754	232,434	2.7%	1,537,806	1,509,286	1.9%
Sales to the market	14,320	2,595	n.m.	219,499	61,687	n.m.
Other revenues	1,693	1,479	14.5%	—	—	—%
Total	$254,767	$236,508	7.7%	1,757,305	1,570,973	11.9%

Cooling degree days (normal 208)				223	207	7.7%

n.m. not meaningful

Electric revenue increased $18.3 million during the six months ended June 30, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$11.7
Rate changes	4.8
Increase in residential volume	4.3
Customer fixed and demand charges	2.4
Net increase in commercial, industrial and other-retail/municipal volume	0.6
Other	0.2
Revenue subject to refund, net	(5.7)
Total	$18.3

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the six months ended June 30, 2025, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. Additionally, the cost of capacity sold increased, contributing to the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is largely offset by fuel rules costs, and do not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail electric customers by approximately 2.63%. Rates charged to retail customers during the six months ended June 30, 2025, were $4.8 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.

•
Volume. During the six months ended June 30, 2025, residential sales increased by approximately 6% compared to the same period in the prior year. This increase was driven by differences in the weather experienced during the six months ended June 30, 2025, compared to the same period in the prior year. Temperatures, on average, were warmer than normal in the first half of 2025.

•
Customer fixed and demand charges. During the six months ended June 30, 2025, fixed and demand charges increased $2.4 million, primarily attributable to the increase in demand charges for commercial customers.

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

Electric fuel and purchased power

	Six Months Ended June 30,
(In millions)	2025	2024	$ Change
Fuel for electric generation	$33.9	$23.9	$10.0
Purchased power	9.9	18.3	(8.4)

The $10.0 million increase in fuel for electric generation in the first half of 2025 was due to an approximately 27% increase in internal generation driven by an increase in sales and 12% increase in the average cost, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power decreased $4.3 million in the first half of 2025, compared to the same period in the prior year. The decrease in purchased power was due to an approximately 53% decrease in market purchases as a result of increased internal generation. This decrease was partially offset by an approximately 48% increase in average cost. Deferred fuel cost recovered during the six months ended June 30, 2024, was $4.1 million. There were no deferred fuel costs recovered during the six months ended June 30, 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Six Months Ended June 30,			Six Months Ended June 30,
rate per therm of retail customer)	2025	2024	% Change	2025	2024	% Change
Residential	$71,824	$58,987	21.8%	65,263	55,629	17.3%
Commercial/Industrial	47,547	37,400	27.1%	60,620	53,048	14.3%
Total retail	119,371	96,387	23.8%	125,883	108,677	15.8%
Gas transportation	3,697	3,585	3.1%	37,253	36,256	2.7%
Other revenues	338	313	8.0%	—	—	—%
Total	$123,406	$100,285	23.1%	163,136	144,933	12.6%
Heating degree days (normal 4,283)				4,212	3,580	17.7%
Average rate per therm of retail customer	$0.948	$0.887	6.9%

Gas revenue increased $23.1 million during the six months ended June 30, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$13.9
Increase in volume	11.3
Other	(1.8)
Revenue subject to refund, net	(0.3)
Total	$23.1

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail gas customers by approximately 1.32%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased, driving higher rates during the six months ended June 30, 2025.

The average retail rate per therm excluding customer fixed charges for the six months ended June 30, 2025, increased approximately 7% compared to the same period in the prior year, reflecting an increase in natural gas commodity costs (recovered through the PGA).

•
Volume. For the six months ended June 30, 2025, retail gas deliveries increased approximately 16% compared to the same period in the prior year, primarily attributable to unfavorable weather conditions in the first half of 2024.

•
Other. For the six months ended June 30, 2025, other gas revenues decreased primarily related to lower residential customer fixed charges. The PSCW approved a reduction in the customer fixed charge component of the residential gas rate in the 2025 rate proceeding.

Cost of gas sold

Cost of gas sold increased $17.1 million during the six months ended June 30, 2025, compared to the same period in the prior year. Therms delivered increased approximately 16% and cost per therm increased approximately 17%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the six months ended June 30, 2025, operations and maintenance expenses increased $3.6 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased transmission costs	$1.6
Increased customer services	0.9
Increased electric production expenses	0.9
Increased other expenses	0.9
Increased gas distribution expenses	0.7
Decreased administrative and general costs	(0.9)
Decreased electric distribution expenses	(0.5)
Total	$3.6

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

Consolidated depreciation expense

Electric depreciation expense increased $2.1 million and gas depreciation expense increased $0.3 million during the six months ended June 30, 2025, compared to the same period in the prior year. Paris solar was placed in service in December 2024 and Darien solar was placed in service in March 2025. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income decreased $0.7 million and gas other income decreased $1.2 million during the six months ended June 30, 2025, compared to the same period in the prior year, primarily related to pension and other postretirement, excluding service costs. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the six months ended June 30, 2025 and 2024, net income at the nonregulated energy operations segment was $12.2 million and $11.9 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the six months ended June 30, 2025 and 2024, other income at the transmission investment segment primarily reflects ATC's operations and was $6.2 million and $5.5 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

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

	Six Months Ended
	June 30,
(In millions)	2025	2024
MGE Power Elm Road	$7.7	$7.7
MGE Power West Campus	3.6	3.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2025, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of June 30, 2025, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. During the beginning of 2025, MGE Energy issued new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan. Beginning in May 2025, MGE Energy expects to purchase shares in the open market for participants in the Direct Stock Purchase and Dividend Reinvestment Plan. MGE Energy also expects to generate funds from operations and both long-term and short-term debt financing. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2024 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2025 and 2024:

	MGE Energy		MGE
(In thousands)	2025	2024	2025	2024
Cash provided by (used for):
Operating activities	$133,953	$130,434	$127,988	$128,429
Investing activities	(118,254)	(113,509)	(112,518)	(112,516)
Financing activities	(27,059)	(12,414)	(29,437)	(15,484)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the six months ended June 30, 2025, compared to the same period in 2024, were as follows:

(In millions)	MGE Energy	MGE
Higher overall collections from customers, driven by higher electric and gas residential sales	$46.3	$46.3
Higher dividend received from ATC	1.8	—
Higher payments for fuel and purchased power at our generation plants, as well as higher natural gas costs to our customers	(23.5)	(23.5)
Changes in income taxes paid/received	(8.0)	(8.9)
Higher payments for other operation and maintenance expenses	(12.4)	(14.2)
Higher payments for interest	(0.2)	(0.2)
Other operating activities	(0.5)	0.1
Increase (decrease) in cash provided by operating activities	$3.5	$(0.4)

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $4.7 million during the six months ended June 30, 2025, as compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2025, were $111.8 million. This amount represents an increase of $0.1 million from the expenditures made in the same period in the prior year.

Capital contributions in ATC increased $2.7 million during the six months ended June 30, 2025, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities remained flat during the six months ended June 30, 2025, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2025, were $111.8 million. This amount represents an increase of $0.1 million from the expenditures made in the same period in the prior year.

Capital Expenditures

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the three months ended June 30, 2025, capital expenditures for MGE Energy and MGE totaled $111.8 million, which included $106.0 million of utility capital expenditures. Utility capital expenditures include investments in renewable generation and battery storage facilities, such as the Koshkonong and High Noon projects.

MGE does not currently expect any material changes to its total forecasted expenditures as presented in the 2025 through 2029 capital expenditure forecast included under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2024 Annual Report on Form 10-K. MGE's plan to achieve its target of 80% carbon reduction by 2030 (from 2005 levels) is based on the transition away from coal, addition of new renewable generation, and additional generation sources that provide the reliable energy to serve demand dependably. The mix of generation sources presented in the 2025 through 2029 capital expenditure forecast may shift based on reliability needs as MGE continues on the path to achieve its carbon reduction goals. Additionally, MGE is monitoring a range of regulatory and trade policy developments that may affect solar project timelines and costs, including import regulations under the Uyghur Forced Labor Prevention Act, solar tariffs administered by the U.S. Department of Commerce, tariffs issued through executive orders, and potential impacts related to the OBBBA. These disruptions have impacted and may continue to impact current and future solar projects by increasing costs or causing delays in construction timelines. As projects are delayed, timing of capital expenditures will be correspondingly shifted. See "Other Matters" below for additional information on the solar procurement disruptions.

Cash Used for Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the six months ended June 30, 2025, compared to the same period in 2024, were as follows:

(In millions)	MGE Energy	MGE
Issuance of common stock	$3.8	$—
Higher cash dividends paid, dividend rate per share ($0.900 vs. $0.855)	(1.9)	—
Lower cash dividends to parent (MGE Energy)	—	0.5
Lower distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(a)	—	2.0
Change in long-term debt	(0.1)	(0.1)
Change in short-term debt borrowings, net	(16.3)	(16.3)
Other financing activities	(0.1)	(0.1)
Decrease in cash flows from financing activities	$(14.6)	$(14.0)

(a)
The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2025	December 31, 2024
Common shareholders' equity	62.2%	61.5%
Long-term debt(a)	37.5%	38.5%
Short-term debt	0.3%	—%

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

Environmental Matters

In March 2025, the EPA announced its intention to initiate regulatory actions concerning several key environmental regulations, including the 2024 power plant greenhouse gas regulations, Effluent Limitation Guidelines, the 2024 amendments to the CCR Rule, and the 2023 Good Neighbor Plan. See Footnote 8.a. of Notes to Consolidated Financial Statements in this Report for additional details on where the EPA has taken regulatory action or similar formal steps since making the announcement. MGE is closely monitoring the EPA's administrative efforts in these areas and will evaluate appropriate responses as developments occur.

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

U.S. Department of Commerce - Solar Cells and Modules

In August 2023, the U.S. Department of Commerce issued its final determination on a solar tariff investigation that began in 2022, finding that Chinese manufacturers were circumventing tariffs on solar panels by shipping them through four Southeast Asian countries. A 24-month exemption from tariffs for solar panel and module imports from these four countries was in effect from June 2022 until June 6, 2024. In May 2024, the Biden Administration announced that bifacial solar panels would be subject to safeguard tariffs under Section 201 of the Trade Act of 1974, from which they were previously excluded. President Biden also directed U.S. Trade Representatives to increase tariffs under Section 301 from 25% to 50% on solar cells and modules. This change went into effect in September 2024. In April 2025, the U.S. Department of Commerce issued final determinations indicating that panel cells imported from Cambodia, Malaysia, Thailand, and Vietnam are being unfairly traded. The U.S. International Trade Commission issued a final injury ruling in favor of the tariffs, which went into effect in June 2025. MGE continues to assess the potential impact of these tariffs on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

Tariffs

U.S. and international trade policies, including tariffs, port fees, trade sanctions, and other import/export regulations, continue to evolve, influenced by geopolitical developments and economic priorities. MGE is proactively evaluating the potential effects of these changes on operating costs and capital investments, particularly for renewable energy and battery storage initiatives. Such policy shifts could lead to higher costs or delays in project timelines.

Tax Update - One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to tax credits and compliance requirements. The OBBBA accelerates the termination of the Clean Electricity Production Tax Credit (PTC) and Clean Electricity Investment Tax Credit (ITC) for wind and solar projects placed in service after December 31, 2027, unless construction begins by July 4, 2026. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA imposes stringent restrictions on tax credit eligibility, disallowing credits, and other provisions for projects involving material assistance from specified foreign entities or foreign-influenced entities for projects that begin construction after December 31, 2025. Additionally, the bill increases domestic content requirements, mandating that 45% of project components (by cost) be U.S.-sourced in 2025, rising to 55% by 2027. The OBBBA's implementation depends on forthcoming Treasury Department guidance as directed under the Executive Order issued on July 7, 2025, particularly regarding the definitions of "begin construction," Foreign Entity of Concern compliance, and domestic content certification processes. The lack of clarity on these definitions introduces significant uncertainty in the ability to secure tax credits for projects in development. MGE continues to evaluate the impact of the OBBBA and is closely monitoring Treasury Department updates and engaging with industry groups to ensure compliance.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements

See Footnote 2 of Notes to Consolidated Financial Statements in this Report for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the market risks disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K, except as noted below.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets increased by approximately 7% during the six months ended June 30, 2025.

Item 4. Controls and Procedures.

During the second quarter of 2025, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2025, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2025, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnotes 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A. Risk Factors.

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the MGE Energy, Inc. Stock Plan, common stock shares purchased by plan participants may be either shares issued by MGE Energy or shares purchased on the open market, as determined from time to time by MGE Energy. Shares issued by MGE Energy are covered by an existing registration statement. Shares purchased in the open market are purchased at the direction of the plan participants by MGE Energy's transfer agent's securities broker-dealer for the accounts of those plan participants. Subject to the plan's restrictions, the timing and amount of open market purchases is determined by the plan participants and the broker-dealer. MGE Energy is not involved in the open market purchases. During the beginning of 2025, MGE Energy issued new shares of common stock to participants in its Direct Stock Purchase and Dividend Reinvestment Plan. MGE Energy began purchasing shares in the open market starting in May 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of MGE Energy or MGE adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGE ENERGY, INC.

Date: August 6, 2025	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2025	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: August 6, 2025	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 6, 2025	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2025	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: August 6, 2025	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)