Form 10-Q
period 2025-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2025-11-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2025

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

Number of Shares Outstanding of Each Class of Common Stock as of October 30, 2025
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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2024 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2024
2024 ELG Rule	Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CWIP	Construction Work in Progress
Darien	Darien Solar Energy Center
Dth	Dekatherms, a quantity measure for natural gas
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Project
IRS	Internal Revenue Service
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Energy Center
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen oxide
OBBBA	One Big Beautiful Bill Act
Paris	Paris Solar and Battery Park
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs

PM	Particulate Matter
PSCW	Public Service Commission of Wisconsin
PTC	Production Tax Credit
ROE	Return on equity
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Sunnyside	Sunnyside Solar and Battery Project
Therm	Measure of quantity of heat used to measure gas supply
UFLPA	Uyghur Forced Labor Prevention Act
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Revenues:
Electric revenues	$155,491	$148,004	$410,507	$384,768
Gas revenues	20,188	20,476	143,594	120,761
Total Operating Revenues	175,679	168,480	554,101	505,529

Operating Expenses:
Fuel for electric generation	22,189	17,252	56,050	41,193
Purchased power	4,289	8,127	14,229	26,419
Cost of gas sold	4,865	4,628	70,142	52,798
Other operations and maintenance	58,325	57,129	172,661	167,833
Depreciation and amortization	28,816	27,104	84,848	80,636
Other general taxes	6,120	6,100	18,008	18,030
Total Operating Expenses	124,604	120,340	415,938	386,909
Operating Income	51,075	48,140	138,163	118,620

Other income, net	9,888	4,839	16,199	12,576
Interest expense, net	(8,677)	(8,396)	(24,715)	(24,725)
Income before income taxes	52,286	44,583	129,647	106,471
Income tax provision	(7,789)	(3,644)	(17,060)	(7,924)
Net Income	$44,497	$40,939	$112,587	$98,547

Earnings Per Share of Common Stock
Basic	$1.22	$1.13	$3.08	$2.72
Diluted	$1.22	$1.13	$3.08	$2.72

Dividends per share of common stock	$0.475	$0.450	$1.375	$1.305

Weighted Average Shares Outstanding
Basic	36,542	36,181	36,531	36,176
Diluted	36,576	36,211	36,565	36,202

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net income	$112,587	$98,547
Items not affecting cash:
Depreciation and amortization	84,848	80,636
Deferred income taxes	4,784	170
Provision for doubtful receivables	6,600	6,600
Employee benefit plan (credit) cost	(3,697)	424
Equity earnings in investments	(9,586)	(8,427)
Other items	(3,011)	1,247
Changes in working capital items:
Current assets	18,090	27,544
Accounts payable	(396)	(11,699)
Deferred income taxes	—	7,146
Other current liabilities	2,487	2,120
Dividends from investments	8,411	6,414
Cash contributions to pension and other postretirement plans	(5,678)	(5,511)
Other noncurrent items, net	13,331	4,625
Cash Provided by Operating Activities	228,770	209,836

Investing Activities:
Capital expenditures	(255,622)	(164,064)
Capital contributions to investments	(9,208)	(4,348)
Other	2,984	801
Cash Used for Investing Activities	(261,846)	(167,611)

Financing Activities:
Issuance of common stock, net	3,750	2,591
Cash dividends paid on common stock	(50,230)	(47,210)
Repayments of long-term debt	(3,951)	(3,847)
Proceeds from short-term debt	74,000	10,500
Other	(969)	(879)
Cash Provided by (Used for) Financing Activities	22,600	(38,845)

Change in cash, cash equivalents, and restricted cash	(10,476)	3,380
Cash, cash equivalents, and restricted cash at beginning of period	24,496	15,026
Cash, cash equivalents, and restricted cash at end of period	$14,020	$18,406

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$10,141	$21,302
Accounts receivable, less reserves of $8,176 and $6,905, respectively	41,490	51,277
Other accounts receivable, less reserves of $1,969 and $2,124, respectively	12,358	10,067
Unbilled revenues	27,355	35,833
Materials and supplies, at average cost	37,943	36,187
Fuel for electric generation, at average cost	10,318	11,521
Stored natural gas, at average cost	19,865	19,937
Prepaid taxes	13,716	18,390
Regulatory assets - current	7,147	8,522
Other current assets	14,693	14,229
Total Current Assets	195,026	227,265
Regulatory assets	40,479	36,764
Pension and other postretirement benefit asset	140,931	132,264
Other deferred assets and other	18,606	26,285
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,248,793	2,149,138
Construction work in progress	219,938	138,208
Total Property, Plant, and Equipment	2,468,731	2,287,346
Investments	126,963	118,035
Total Assets	$2,990,736	$2,827,959

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$20,395	$5,285
Short-term debt	76,001	—
Accounts payable	67,058	77,466
Accrued interest and taxes	11,476	11,558
Accrued payroll related items	15,894	15,870
Regulatory liabilities - current	16,146	7,966
Other current liabilities	8,141	7,418
Total Current Liabilities	215,111	125,563
Other Credits:
Deferred income taxes	320,660	316,397
Investment tax credit - deferred	49,227	44,988
Regulatory liabilities	169,991	163,336
Accrued pension and other postretirement benefits	51,037	50,155
Asset retirement obligations	75,979	69,132
Other deferred liabilities and other	66,031	64,553
Total Other Credits	732,925	708,561
Capitalization:
Common shareholders' equity	1,297,653	1,230,138
Long-term debt	745,047	763,697
Total Capitalization	2,042,700	1,993,835
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,990,736	$2,827,959

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended September 30, 2024
Beginning Balance	36,176	$36,176	$397,614	$733,838	$—	$1,167,628
Net income				40,939		40,939
Common stock dividends declared ($0.450 per share)				(16,280)		(16,280)
Direct Stock Purchase and Dividend Reinvestment Plan	29	29	2,562			2,591
Equity-based compensation plans and other			387			387
Ending Balance - September 30, 2024	36,205	$36,205	$400,563	$758,497	$—	$1,195,265

Three Months Ended September 30, 2025
Beginning Balance	36,542	$36,542	$434,080	$799,351	$—	$1,269,973
Net income				44,497		44,497
Common stock dividends declared ($0.475 per share)				(17,358)		(17,358)
Equity-based compensation plans and other			541			541
Ending Balance - September 30, 2025	36,542	$36,542	$434,621	$826,490	$—	$1,297,653

Nine Months Ended September 30, 2024
Beginning Balance	36,163	$36,163	$396,750	$707,160	$—	$1,140,073
Net income				98,547		98,547
Common stock dividends declared ($1.305 per share)				(47,210)		(47,210)
Direct Stock Purchase and Dividend Reinvestment Plan	29	29	2,562			2,591
Equity-based compensation plans and other	13	13	1,251			1,264
Ending Balance - September 30, 2024	36,205	$36,205	$400,563	$758,497	$—	$1,195,265

Nine Months Ended September 30, 2025
Beginning Balance	36,490	$36,490	$429,515	$764,133	$—	$1,230,138
Net income				112,587		112,587
Common stock dividends declared ($1.375 per share)				(50,230)		(50,230)
Direct Stock Purchase and Dividend Reinvestment Plan	41	41	3,709			3,750
Equity-based compensation plans and other	11	11	1,397			1,408
Ending Balance - September 30, 2025	36,542	$36,542	$434,621	$826,490	$—	$1,297,653

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Revenues:
Electric revenues	$155,491	$148,004	$410,507	$384,768
Gas revenues	20,188	20,476	143,594	120,761
Total Operating Revenues	175,679	168,480	554,101	505,529

Operating Expenses:
Fuel for electric generation	22,189	17,252	56,050	41,193
Purchased power	4,289	8,127	14,229	26,419
Cost of gas sold	4,865	4,628	70,142	52,798
Other operations and maintenance	58,096	56,937	171,847	167,098
Depreciation and amortization	28,816	27,104	84,848	80,636
Other general taxes	6,120	6,100	18,008	18,030
Total Operating Expenses	124,375	120,148	415,124	386,174
Operating Income	51,304	48,332	138,977	119,355

Other income, net	3,393	2,025	3,756	4,267
Interest expense, net	(8,702)	(8,527)	(24,891)	(25,036)
Income before income taxes	45,995	41,830	117,842	98,586
Income tax provision	(6,236)	(2,720)	(13,805)	(5,522)
Net Income	$39,759	$39,110	$104,037	$93,064
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,668)	(5,777)	(16,981)	(17,140)
Net Income Attributable to MGE	$34,091	$33,333	$87,056	$75,924

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net income	$104,037	$93,064
Items not affecting cash:
Depreciation and amortization	84,848	80,636
Deferred income taxes	4,083	387
Provision for doubtful receivables	6,600	6,600
Employee benefit plan (credit) cost	(3,697)	424
Other items	595	1,911
Changes in working capital items:
Current assets	18,065	27,668
Accounts payable	(414)	(11,697)
Deferred income taxes	—	7,146
Other current liabilities	1,675	2,904
Cash contributions to pension and other postretirement plans	(5,678)	(5,511)
Other noncurrent items, net	11,868	3,171
Cash Provided by Operating Activities	221,982	206,703

Investing Activities:
Capital expenditures	(255,622)	(164,064)
Other	(1,371)	(1,447)
Cash Used for Investing Activities	(256,993)	(165,511)

Financing Activities:
Cash dividends paid to parent by MGE	(37,500)	(31,000)
Distributions to parent from noncontrolling interest	(11,500)	(16,000)
Capital contribution from parent	2,000	—
Repayments of long-term debt	(3,951)	(3,847)
Proceeds from short-term debt	74,000	10,500
Other	(969)	(879)
Cash Provided by (Used for) Financing Activities	22,080	(41,226)

Change in cash, cash equivalents, and restricted cash	(12,931)	(34)
Cash, cash equivalents, and restricted cash at beginning of period	20,059	6,705
Cash, cash equivalents, and restricted cash at end of period	$7,128	$6,671

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$3,249	$16,865
Accounts receivable, less reserves of $8,176 and $6,905, respectively	41,490	51,277
Other accounts receivable, less reserves of $1,969 and $2,124, respectively	12,353	10,063
Unbilled revenues	27,355	35,833
Materials and supplies, at average cost	37,943	36,187
Fuel for electric generation, at average cost	10,318	11,521
Stored natural gas, at average cost	19,865	19,937
Prepaid taxes	13,679	18,359
Regulatory assets - current	7,147	8,522
Other current assets	15,234	14,740
Total Current Assets	188,633	223,304
Regulatory assets	40,479	36,764
Pension and other post retirement benefit asset	140,931	132,264
Other deferred assets and other	18,010	25,690
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,248,821	2,149,165
Construction work in progress	219,938	138,208
Total Property, Plant, and Equipment	2,468,759	2,287,373

Total Assets	$2,856,812	$2,705,395

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$20,395	$5,285
Short-term debt	76,001	—
Accounts payable	67,027	77,453
Accrued interest and taxes	10,971	11,866
Accrued payroll related items	15,894	15,870
Regulatory liabilities - current	16,146	7,966
Other current liabilities	8,141	7,418
Total Current Liabilities	214,575	125,858
Other Credits:
Deferred income taxes	284,523	280,961
Investment tax credit - deferred	49,227	44,988
Regulatory liabilities	169,991	163,336
Accrued pension and other postretirement benefits	51,037	50,155
Asset retirement obligations	75,979	69,132
Other deferred liabilities and other	69,591	67,463
Total Other Credits	700,348	676,035
Capitalization:
Common shareholder's equity	1,040,975	989,419
Noncontrolling interest	155,867	150,386
Total Equity	1,196,842	1,139,805
Long-term debt	745,047	763,697
Total Capitalization	1,941,889	1,903,502
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,856,812	$2,705,395

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended September 30, 2024
Beginning balance	17,348	$17,348	$252,917	$652,051	$—	$150,894	$1,073,210
Net income				33,333		5,777	39,110
Cash dividends paid to parent by MGE				(7,000)			(7,000)
Distributions to parent from noncontrolling interest						(6,000)	(6,000)
Ending Balance - September 30, 2024	17,348	$17,348	$252,917	$678,384	$—	$150,671	$1,099,320

Three Months Ended September 30, 2025
Beginning balance	17,348	$17,348	$283,667	$717,869	$—	$153,699	$1,172,583
Net income				34,091		5,668	39,759
Capital contributions from parent				2,000			2,000
Cash dividends paid to parent by MGE				(14,000)			(14,000)
Distributions to parent from noncontrolling interest						(3,500)	(3,500)
Ending Balance - September 30, 2025	17,348	$17,348	$283,667	$739,960	$—	$155,867	$1,196,842

Nine Months Ended September 30, 2024
Beginning balance	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256
Net income				75,924		17,140	93,064
Cash dividends paid to parent by MGE				(31,000)			(31,000)
Distributions to parent from noncontrolling interest						(16,000)	(16,000)
Ending Balance - September 30, 2024	17,348	$17,348	$252,917	$678,384	$—	$150,671	$1,099,320

Nine Months Ended September 30, 2025
Beginning balance	17,348	$17,348	$283,667	$688,404	$—	$150,386	$1,139,805
Net income				87,056		16,981	104,037
Capital contributions from parent				2,000			2,000
Cash dividends paid to parent by MGE				(37,500)			(37,500)
Distributions to parent from noncontrolling interest						(11,500)	(11,500)
Ending Balance - September 30, 2025	17,348	$17,348	$283,667	$739,960	$—	$155,867	$1,196,842

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

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

The accompanying consolidated financial statements as of September 30, 2025, and during the three and nine months ended September 30, 2025, as applicable, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2024 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes thereto located on pages 53 through 99 of the 2024 Annual Report on Form 10-K.

b.
Supplemental Cash Flow Information – MGE Energy and MGE.

	MGE Energy		MGE(b)
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2025	2024	2025	2024
Income taxes paid (receipts), net(a)	$12,516	$(4,911)	$10,770	$(7,266)
Significant noncash investing activities:
Accrued capital expenditures(c)	14,785	9,194	14,785	9,194

(a)
Cash received for income taxes in September 2024 includes $7.1 million related to PTCs generated in 2023 and 2024 that were sold to a third party.
(b)
MGE Energy files a consolidated federal income tax return with its subsidiaries. While taxes are filed on a consolidated basis, MGE calculates its respective share of tax liability and makes intercompany tax payments to or from its parent company.
(c)
Includes a $2.0 million unsecured promissory note, for an acquisition of land, issued to the seller, with all principal and interest due January 2026.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2025	2024	2025	2024
Cash and cash equivalents	$10,141	$21,302	$3,249	$16,865
Restricted cash	665	1,113	665	1,113
Receivable - margin account	3,214	2,081	3,214	2,081
Cash, cash equivalents, and restricted cash	$14,020	$24,496	$7,128	$20,059

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. As of December 31, 2024, coal operations were expected to conclude at Columbia Units 1 and 2 by the end of 2029, and thus at that time Columbia Units 1 and 2 met the criteria to be considered probable of abandonment. As a minority owner, MGE and the other Columbia co-owners currently plan to continue coal operations at least through 2029. Final timing and retirement dates continue to be evaluated, and depend upon operational regulatory considerations, capacity needs, and availability. As of September 30, 2025, early retirement of Columbia Unit 1 and 2 was no longer probable.

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

In September 2025, the Financial Accounting Standards Board issued authoritative guidance within the codification’s Internal-Use Software topic, which amends certain aspects of the accounting for and disclosure of software costs. The authoritative guidance will become effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods; early adoption is permitted as of the beginning of an annual reporting period. MGE will adopt the standard as of the effective date. The adoption of this standard is not expected to have a material impact on MGE Energy's and MGE’s financial statements.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Equity earnings from investment in ATC	$3,224	$2,868	$9,280	$8,338
Dividends received from ATC	2,403	2,176	8,035	6,414
Capital contributions to ATC	3,214	894	8,385	2,679

ATC's summarized financial data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Operating revenues	$245,104	$221,434	$721,260	$651,584
Operating expenses	(116,919)	(110,043)	(351,228)	(324,082)
Other income, net	188	355	821	898
Interest expense, net	(41,593)	(36,838)	(124,040)	(108,296)
Earnings before members' income taxes	$86,780	$74,908	$246,813	$220,104

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2025, MGE recorded $10.2 million and $30.6 million, respectively, for transmission service compared to $9.1 million and $27.3 million for the comparable periods in 2024. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of September 30, 2025 and December 31, 2024, MGE had a receivable due from ATC of $0.9 million and $2.0 million, respectively. The receivable is primarily related to transmission interconnection activities at the renewable generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended September 30,	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.2	6.3	6.2
Amortized investment tax credits	(1.1)	(2.0)	(1.3)	(2.2)
Credit for electricity from renewable energy	(8.5)	(10.7)	(9.7)	(11.6)
AFUDC equity, net	(0.5)	(0.6)	(0.5)	(0.6)
Amortization of utility excess deferred tax - tax reform(a)	(2.1)	(5.7)	(2.4)	(6.2)
Other, net, individually insignificant	(0.2)	—	0.2	(0.1)
Effective income tax rate	14.9%	8.2%	13.6%	6.5%

	MGE Energy		MGE
Nine Months Ended September 30,	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.2	6.3	6.2
Amortized investment tax credits	(1.2)	(2.2)	(1.4)	(2.4)
Credit for electricity from renewable energy	(10.0)	(10.8)	(11.1)	(11.7)
AFUDC equity, net	(0.5)	(0.6)	(0.6)	(0.7)
Amortization of utility excess deferred tax - tax reform(a)	(2.4)	(6.1)	(2.6)	(6.7)
Other, net, individually insignificant	—	(0.1)	0.1	(0.1)
Effective income tax rate	13.2%	7.4%	11.7%	5.6%

(a)
Included are impacts of the Tax Cut and Jobs Act of 2017 for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For both the three months ended September 30, 2025 and 2024, MGE recognized $0.9 million. For the nine months ended September 30, 2025 and 2024, MGE recognized $2.7 million and $2.6 million, respectively. For the three and nine months ended September 30, 2024, MGE recognized $1.0 million and $3.1 million, respectively, of deferred taxes not restricted by IRS normalization rules.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Pension Benefits
Components of net periodic benefit cost:
Service cost	$653	$769	$1,959	$2,308
Interest cost	4,285	4,280	12,854	12,839
Expected return on assets	(7,254)	(7,149)	(21,761)	(21,448)
Amortization of:
Actuarial loss	75	215	225	644
Net periodic benefit (credit) cost	$(2,241)	$(1,885)	$(6,723)	$(5,657)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$186	$214	$557	$642
Interest cost	757	778	2,271	2,354
Expected return on assets	(678)	(675)	(2,036)	(2,059)
Settlement cost	—	288	—	288
Amortization of:
Transition obligation	1	1	2	2
Prior service credit	—	(234)	—	(242)
Actuarial loss (gain)	(161)	774	(482)	568
Net periodic benefit cost	$105	$1,146	$312	$1,553

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. For the three months ended September 30, 2025, MGE did not recover any previously deferred pension and other postretirement costs. For the nine months ended September 30, 2025, MGE recovered $0.7 million. During the three and nine months ended September 30, 2024, MGE recovered $0.5 million and $3.1 million, respectively. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements - MGE Energy.

a.
Common Stock.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Effective May 2025, MGE Energy transitioned to utilizing open market purchases for all shares issued under the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the nine months ended September 30, 2025, MGE Energy issued approximately 40,995 shares of common stock under the Stock Plan. The net proceeds from these issuances were approximately $3.8 million, which were used for general corporate purposes.

b.
Dilutive Shares Calculation.

As of September 30, 2025, 33,453 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

c.
Long-Term Debt Issuance - MGE Energy and MGE.

On October 14, 2025, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of 5.12% senior unsecured notes due 2036 and $25 million of 5.76% senior unsecured notes due 2055. Funding is expected to occur on November 13, 2025. The proceeds of the senior notes will be used to assist with capital expenditures and other corporate obligations. The covenants of these senior notes are substantially consistent with MGE's existing senior unsecured notes.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and nine months ended September 30, 2025, MGE recorded $0.8 million and $2.5 million, respectively, in compensation expense related to share-based compensation awards compared to $1.2 million and $3.1 million, respectively, for the comparable periods in 2024.

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

With the closure of the wet pond system in 2023, Columbia complies with ELG requirements. With the installation of additional wastewater treatment equipment completed in 2023, the Elm Road Units comply with ELG requirements.

In May 2024, the EPA finalized the Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (2024 ELG Rule) that further regulates the wastewater discharges associated with coal-fired power plants. The 2024 ELG Rule focuses on wastewater discharges from flue gas desulfurization and bottom ash transport water. The 2024 ELG Rule includes a reduction in requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. Although the 2024 ELG Rule is currently being challenged in federal court, the litigation is on hold while the EPA undertakes a reconsideration process. The 2024 ELG Rule builds upon the 2020 ELG Rule, which also remains under legal challenge and is similarly on hold pending the outcome of the EPA's review.

In October 2025, the EPA published a direct final rule to extend deadlines for plants that plan to retire or switch to natural gas. Plants that intend to cease burning coal by required dates will have additional time to submit a notice of planned participation.

Pollution control prevention equipment was installed under previous versions of the 2024 ELG Rule and the planned fuel switching to natural gas. MGE and the operator of the Elm Road Units are currently evaluating operational options and costs for Elm Road to be in compliance with the requirements of the current and proposed rules.

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

Intakes at Columbia are subject to this rule. The Columbia operator timely submitted its renewal application. BTA improvements required by the renewal permit will be coordinated with the WDNR. MGE will continue to work with Columbia's operator to evaluate regulatory requirements. MGE does not expect this rule to have a material effect on Columbia.

•
Greenhouse Gas (GHG) new source performance standards and emission guidelines were established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units, including existing and proposed regulations governing existing, new, or modified fossil-fuel generating units.

In May 2024, the EPA published its final performance standards and emission guidelines under Section 111(b) of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil fuel-fired boilers used to produce electricity. The final rule granted some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule established a process where states must submit plans to the EPA for establishing standards. States had two years from the publication date of these rules to submit plans to the EPA for review and approval. Preliminary evaluation of the final ruling showed that MGE met the requirements for the gas-fired boilers at Blount. Evaluations done by the owners of Columbia and the Elm Road Units in 2024 indicated that they had a plan for complying with the May 2024 rule. In June 2025, the EPA published a proposed rule with two potential options: (1) repeal the performance standards and emission guidelines under

Section 111 of the Clean Air Act associated with GHG emissions from fossil fuel-fired power plants, or (2) retain only the efficiency-based requirements for new natural gas-fired power plants and repeal all other aspects of the rule. In July 2025, EPA released a new proposed rule titled "Reconsideration of 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards." This proposal would repeal EPA's 2009 GHG Endangerment Finding, which in effect, would undo the basis for federal regulation of GHG under the Clean Air Act. MGE will continue to follow these rule developments.

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area for the 2015 Ozone NAAQS. The area was characterized as serious nonattainment by the EPA in December 2024, effective January 2025, but is currently categorized as moderate nonattainment following a stay granted by the U.S. Court of Appeals for the Seventh Circuit in September 2025. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation will have a direct material effect on the Elm Road Units.

•
The EPA's rule to regulate Fine Particulate Matter (PM2.5).

In March 2024, the EPA published a final rule to lower the average annual PM2.5 NAAQS from 12 ug/m3 to 9 ug/m3 effective May 2024. The new annual PM2.5 NAAQS could impact Milwaukee County, where the Elm Road Units are located, if the county is determined to be in nonattainment. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which would likely include additional limitations for new and modified plants in the county. In February 2025, Wisconsin's Governor Evers submitted a state-wide attainment recommendation to the EPA. The 2024 rule is on hold pending the EPA's reconsideration of this rule. The EPA has indicated that they intend to formally announce a revised rule in 2026.

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

The EPA's Good Neighbor Plan and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished through a reduction in NOx and SO2 from qualifying fossil fuel-fired power plants and industrial boilers in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution, and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS (Good Neighbor Plan). The Good Neighbor Plan impacts 23 states, including Wisconsin. For Wisconsin, the Good Neighbor Plan includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. Initial obligations under the Federal Implementation Plan were scheduled to begin during the 2023 ozone season. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan to meet its obligations or accept the EPA's Good Neighbor Plan.

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

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of September 30, 2025:

(In thousands)	2025	2026	2027	2028	2029	Thereafter
Coal(a)	$6,464	$10,310	$6,181	$6,349	$—	$—
Natural gas(b)	21,852	57,294	59,042	64,541	64,360	389,522
Renewable energy(c)	5,216	3,587	3,417	3,417	1,330	37,780
	$33,532	$71,191	$68,640	$74,307	$65,690	$427,302

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

9.
Rate Matters - MGE Energy and MGE.
a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2024/2025 rate proceeding(a)(b)
Electric	1.54%	9.7%	56.1%	1/1/2024
Gas	2.44%	9.7%	56.1%	1/1/2024
Electric(c)	2.63%	9.7%	56.1%	1/1/2025
Gas	1.32%	9.7%	56.1%	1/1/2025
Proposed 2026/2027 settlement(b)(d)
Electric(e)	0.04%	9.8%	56.1%	1/1/2026
Gas(e)	2.77%	9.8%	56.1%	1/1/2026
Electric(f)	3.76%	9.8%	56.1%	1/1/2027
Gas(f)	2.04%	9.8%	56.1%	1/1/2027

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
(d)
In April 2025, MGE filed a proposed two-year rate case and PSCW approval is pending. In September 2025, MGE reached a settlement agreement with all intervening parties which resulted in a rate impact adjustment. In October 2025, MGE filed an updated 2026 fuel cost forecast with the PSCW which will increase forecasted fuel costs in the settlement agreement. That increase is not reflected in the proposed rates in the table above. A final order is expected before the end of the year. MGE will file an updated 2027 fuel forecast with the PSCW in 2026 which may impact rates in 2027, depending on any variance between the forecast submitted as a part of the proposed rates and updated forecast.
(e)
The proposed electric rate increase reflects growth in rate base, primarily from investments in Paris (battery), Darien (battery), Sunnyside (solar), West Riverside, and continued investment in grid modernization, as well as higher costs for transmission. The increase in electric costs is offset by a decrease in fuel costs, changes in pension and other post retirement benefits, updated depreciation rates, and benefit from lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas increase is driven by an increase in rate base including continued distribution infrastructure improvements designed to enhance reliability and safety and system modernization, and updated depreciation rates. The increase in gas costs is offset by changes in pension and other post retirement benefits.
(f)
The proposed electric rate increase is driven by an increase in rate base including investments made in the Koshkonong (solar), Sunnyside (battery), and High Noon (solar/battery) projects, and continued investment in grid modernization projects. The increase in electric costs is offset by a decrease in fuel costs and lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas rate increase is driven by an increase in rate base.
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

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2022	$8.8(a)	October 2023 through September 2024
2023	($7.2)(a)	October 2024 through December 2024
2024	($3.0)(a)	October 2025
2025	($7.1)	(b)

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2025		December 31, 2024
Commodity derivative contracts	301,200	MWh	307,640	MWh
Commodity derivative contracts	11,032,500	Dth	6,285,000	Dth
FTRs	3,682	MW	2,131	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2025, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by less than $0.1 million. As of December 31, 2024, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.1 million.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2025
Commodity derivative contracts(a)	$1,382	$1,850	Other current liabilities
Commodity derivative contracts(a)	333	134	Other deferred liabilities and other
FTRs	246	—	Other current assets

December 31, 2024
Commodity derivative contracts(a)	$927	$1,121	Other current liabilities
Commodity derivative contracts(a)	286	140	Other deferred liabilities and other
FTRs	108	—	Other current assets

(a)
As of September 30, 2025, and December 31, 2024, collateral of $0.3 million and less than $0.1 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2025
Assets
Commodity derivative contracts	$1,715	$(1,715)	$—	$—
FTRs	246	—	—	246
Liabilities
Commodity derivative contracts	1,984	(1,715)	(269)	—

December 31, 2024
Assets
Commodity derivative contracts	$1,213	$(1,213)	$—	$—
FTRs	108	—	—	108
Liabilities
Commodity derivative contracts	1,261	(1,213)	(48)	—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2025		2024
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended September 30:
Balance as of July 1,	$(697)	$396	$1,946	$527
Unrealized loss	1,484	—	1,768	—
Realized (loss) gain reclassified to a deferred account	(381)	381	(639)	639
Realized (loss) gain reclassified to income statement	(383)	(167)	(1,573)	(707)
Balance as of September 30,	$23	$610	$1,502	$459

Nine Months Ended September 30:
Balance as of January 1,	$(60)	$388	$5,226	$1,569
Unrealized loss	1,846	—	4,666	—
Realized (loss) gain reclassified to a deferred account	(118)	118	(3,333)	3,333
Realized (loss) gain reclassified to income statement	(1,645)	104	(5,057)	(4,443)
Balance as of September 30,	$23	$610	$1,502	$459

	Realized Losses (Gains)
	2025		2024
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$288	$—	$1,969	$—
FTRs	262	—	311	—

Nine Months Ended September 30:
Commodity derivative contracts	$884	$(203)	$5,723	$3,265
FTRs	860	—	512	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of both September 30, 2025, and December 31, 2024, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2025, no counterparties had defaulted.

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

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$769,450	$722,222	$773,400	$698,765

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.0 million and $4.4 million as of September 30, 2025, and December 31, 2024, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for both MGE and MGE Energy.

	Fair Value as of September 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,961	$1,105	$—	$856
Liabilities:
Derivatives, net(a)	$1,984	$1,840	$—	$144
Deferred compensation	6,859	—	6,859	—
Total Liabilities	$8,843	$1,840	$6,859	$144

	Fair Value as of December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,321	$987	$—	$334
Liabilities:
Derivatives, net(a)	$1,261	$480	$—	$781
Deferred compensation	6,468	—	6,468	—
Total Liabilities	$7,729	$480	$6,468	$781

(a)
As of September 30, 2025, and December 31, 2024, collateral of $0.3 million and less than $0.1 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$197	$(1,432)	$(447)	$(2,604)
Realized and unrealized gains (losses):
Included in regulatory assets	—	300	—	1,472
Included in regulatory liability	515	—	1,158	—
Included in earnings	(456)	(1,572)	(1,722)	(5,174)
Settlements	456	1,572	1,723	5,174
Balance as of September 30,	$712	$(1,132)	$712	$(1,132)

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(b).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Purchased power expense	$(456)	$(1,572)	$(1,722)	$(5,174)

(b)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.
12.
Joint Plant Construction Project Ownership - MGE Energy and MGE.

MGE has ownership interests in generation projects with other co-owners, some of which are under construction, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" or "Construction work in progress" on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of September 30, 2025(a)	Date of Commercial Operation
Paris(b)	10%	Battery	11 MW	$25 million(g)	$23.4 million	June 2025 Battery
Darien(c)	10%	Solar/Battery	25 MW/7.5 MW	$63 million(g)	$53.8 million	March 2025 Solar 2026 Battery(h)
Koshkonong(d)	10%	Solar/Battery	30 MW/16.5 MW	$104 million(g)	$61.5 million	2026 Solar(h) 2027 Battery(h)
High Noon(e)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$57.7 million	2027(h)
Columbia Energy Dome(f)	19%	Storage	3 MW	$17 million	$0.9 million	2027(h)

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
(h)
Estimated date of commercial operation.

MGE received specific approval to recover 100% AFUDC on Paris, Darien, Koshkonong, High Noon, and Columbia Energy Dome. During the three and nine months ended September 30, 2025, MGE recognized $1.6 million and $3.8 million, respectively, after tax, in AFUDC for these projects compared to $1.9 million and $4.7 million, respectively, after tax, for the comparable periods in 2024.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2025	2024	2025	2024
Residential	$54,253	$52,834	$142,574	$134,296
Commercial	72,004	73,517	196,666	197,541
Industrial	3,393	3,459	9,474	10,314
Other-retail/municipal	10,764	11,346	30,454	31,439
Total retail	140,414	141,156	379,168	373,590
Sales to the market	13,980	5,799	28,300	8,394
Other	883	835	2,576	2,314
Total electric revenues	155,277	147,790	410,044	384,298

Gas revenues
Residential	12,646	13,069	84,470	72,057
Commercial/Industrial	6,273	5,892	53,820	43,292
Total retail	18,919	18,961	138,290	115,349
Gas transportation	1,156	1,417	4,853	5,003
Other	113	98	451	409
Total gas revenues	20,188	20,476	143,594	120,761

Non-regulated energy revenues	214	214	463	470
Total Operating Revenue	$175,679	$168,480	$554,101	$505,529

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

The following tables show segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	Total Reportable Segments	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2025
Operating revenues	$155,277	$20,188	$214	$—	$175,679	$—	$—	$175,679
Interdepartmental revenues	(98)	6,393	11,249	—	17,544	—	(17,544)	—
Total operating revenues	155,179	26,581	11,463	—	193,223	—	(17,544)	175,679
Fuel and purchased power	(27,878)	—	—	—	(27,878)	—	1,400	(26,478)
Purchased gas costs	—	(9,868)	—	—	(9,868)	—	5,003	(4,865)
Depreciation and amortization	(22,470)	(4,396)	(1,950)	—	(28,816)	—	—	(28,816)
Interest expense	(6,703)	(1,836)	(873)	—	(9,412)	—	—	(9,412)
Other segment items(a)	(56,785)	(14,439)	(30)	—	(71,254)	2,946	11,141	(57,167)
Income tax (provision) benefit	(5,039)	1,148	(2,345)	(912)	(7,148)	(641)	—	(7,789)
Equity in earnings of investments	—	—	—	3,345	3,345	—	—	3,345
Net income (loss)	36,304	(2,810)	6,265	2,433	42,192	2,305	—	44,497

Three Months Ended September 30, 2024
Operating revenues	$147,790	$20,476	$214	$—	$168,480	$—	$—	$168,480
Interdepartmental revenues	(44)	4,207	11,052	—	15,215	—	(15,215)	—
Total operating revenues	147,746	24,683	11,266	—	183,695	—	(15,215)	168,480
Fuel and purchased power	(26,679)	—	—	—	(26,679)	—	1,300	(25,379)
Purchased gas costs	—	(7,546)	—	—	(7,546)	—	2,918	(4,628)
Depreciation and amortization	(21,016)	(4,196)	(1,892)	—	(27,104)	—	—	(27,104)
Interest expense	(6,519)	(1,771)	(940)	—	(9,230)	—	—	(9,230)
Other segment items(a)	(56,480)	(14,777)	(48)	—	(71,305)	(149)	10,997	(60,457)
Income tax (provision) benefit	(2,017)	1,581	(2,285)	(789)	(3,510)	(134)	—	(3,644)
Equity in earnings of investments	—	—	—	2,901	2,901	—	—	2,901
Net income (loss)	35,035	(2,026)	6,101	2,112	41,222	(283)	—	40,939

Nine Months Ended September 30, 2025
Operating revenues	$410,044	$143,594	$463	$—	$554,101	$—	$—	$554,101
Interdepartmental revenues	(174)	15,423	33,474	—	48,723	—	(48,723)	—
Total operating revenues	409,870	159,017	33,937	—	602,824	—	(48,723)	554,101
Fuel and purchased power	(73,508)	—	—	—	(73,508)	—	3,229	(70,279)
Purchased gas costs	—	(82,369)	—	—	(82,369)	—	12,227	(70,142)
Depreciation and amortization	(66,099)	(12,975)	(5,774)	—	(84,848)	—	—	(84,848)
Interest expense	(19,681)	(5,367)	(2,668)	—	(27,716)	—	—	(27,716)
Other segment items(a)	(170,894)	(45,550)	(97)	—	(216,541)	2,219	33,267	(181,055)
Income tax provision	(3,609)	(3,278)	(6,918)	(2,614)	(16,419)	(641)	—	(17,060)
Equity in earnings of investments	—	—	—	9,586	9,586	—	—	9,586
Net income	76,079	9,478	18,480	6,972	111,009	1,578	—	112,587

Nine Months Ended September 30, 2024
Operating revenues	$384,298	$120,761	$470	$—	$505,529	$—	$—	$505,529
Interdepartmental revenues	(154)	11,591	32,825	—	44,262	—	(44,262)	—
Total operating revenues	384,144	132,352	33,295	—	549,791	—	(44,262)	505,529
Fuel and purchased power	(70,590)	—	—	—	(70,590)	—	2,978	(67,612)
Purchased gas costs	—	(61,439)	—	—	(61,439)	—	8,641	(52,798)
Depreciation and amortization	(62,553)	(12,441)	(5,642)	—	(80,636)	—	—	(80,636)
Interest expense	(19,170)	(5,190)	(2,871)	—	(27,231)	—	—	(27,231)
Other segment items(a)	(167,283)	(43,940)	(87)	—	(211,310)	(541)	32,643	(179,208)
Income tax (provision) benefit	1,910	(704)	(6,727)	(2,297)	(7,818)	(106)	—	(7,924)
Equity in earnings of investments	—	—	—	8,427	8,427	—	—	8,427
Net income (loss)	66,458	8,638	17,968	6,130	99,194	(647)	—	98,547
(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Total Reportable Segments	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2025
Operating revenues	$155,277	$20,188	$214	$175,679	$—	$175,679
Interdepartmental revenues	(98)	6,393	11,249	17,544	(17,544)	—
Total operating revenues	155,179	26,581	11,463	193,223	(17,544)	175,679
Fuel and purchased power	(27,878)	—	—	(27,878)	1,400	(26,478)
Purchased gas costs	—	(9,868)	—	(9,868)	5,003	(4,865)
Depreciation and amortization	(22,470)	(4,396)	(1,950)	(28,816)	—	(28,816)
Interest expense	(6,703)	(1,836)	(873)	(9,412)	—	(9,412)
Other segment items(b)	(56,785)	(14,439)	(30)	(71,254)	11,141	(60,113)
Income tax benefit (provision)	(5,039)	1,148	(2,345)	(6,236)	—	(6,236)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,668)	(5,668)
Net income (loss) attributable to MGE	36,304	(2,810)	6,265	39,759	(5,668)	34,091

Three Months Ended September 30, 2024
Operating revenues	$147,790	$20,476	$214	$168,480	$—	$168,480
Interdepartmental revenues	(44)	4,207	11,052	15,215	(15,215)	—
Total operating revenues	147,746	24,683	11,266	183,695	(15,215)	168,480
Fuel and purchased power	(26,679)	—	—	(26,679)	1,300	(25,379)
Purchased gas costs	—	(7,546)	—	(7,546)	2,918	(4,628)
Depreciation and amortization	(21,016)	(4,196)	(1,892)	(27,104)	—	(27,104)
Interest expense	(6,519)	(1,771)	(940)	(9,230)	—	(9,230)
Other segment items(b)	(56,480)	(14,778)	(48)	(71,306)	10,997	(60,309)
Income tax benefit (provision)	(2,017)	1,582	(2,285)	(2,720)	—	(2,720)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,777)	(5,777)
Net income (loss) attributable to MGE	35,035	(2,026)	6,101	39,110	(5,777)	33,333

Nine Months Ended September 30, 2025
Operating revenues	$410,044	$143,594	$463	$554,101	$—	$554,101
Interdepartmental revenues	(174)	15,423	33,474	48,723	(48,723)	—
Total operating revenues	409,870	159,017	33,937	602,824	(48,723)	554,101
Fuel and purchased power	(73,508)	—	—	(73,508)	3,229	(70,279)
Purchased gas costs	—	(82,369)	—	(82,369)	12,227	(70,142)
Depreciation and amortization	(66,099)	(12,975)	(5,774)	(84,848)	—	(84,848)
Interest expense	(19,681)	(5,367)	(2,668)	(27,716)	—	(27,716)
Other segment items(b)	(170,894)	(45,550)	(97)	(216,541)	33,267	(183,274)
Income tax provision	(3,609)	(3,278)	(6,918)	(13,805)	—	(13,805)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(16,981)	(16,981)
Net income attributable to MGE	76,079	9,478	18,480	104,037	(16,981)	87,056

Nine Months Ended September 30, 2024
Operating revenues	$384,298	$120,761	$470	$505,529	$—	$505,529
Interdepartmental revenues	(154)	11,591	32,825	44,262	(44,262)	—
Total operating revenues	384,144	132,352	33,295	549,791	(44,262)	505,529
Fuel and purchased power	(70,590)	—	—	(70,590)	2,978	(67,612)
Purchased gas costs	—	(61,439)	—	(61,439)	8,641	(52,798)
Depreciation and amortization	(62,553)	(12,441)	(5,642)	(80,636)	—	(80,636)
Interest expense	(19,169)	(5,190)	(2,871)	(27,230)	—	(27,230)
Other segment items(b)	(167,283)	(43,940)	(87)	(211,310)	32,643	(178,667)
Income tax benefit (provision)	1,909	(704)	(6,727)	(5,522)	—	(5,522)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(17,140)	(17,140)
Net income attributable to MGE	66,458	8,638	17,968	93,064	(17,140)	75,924
(b)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

The following tables show segment information for MGE Energy's and MGE's capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Nine Months Ended September 30, 2025	$210,095	$36,396	$9,131	$—	$—	$—	$255,622
Nine Months Ended September 30, 2024	127,712	31,173	5,179	—	—	—	164,064

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Nine Months Ended September 30, 2025	$210,095	$36,396	$9,131	$—	$255,622
Nine Months Ended September 30, 2024	127,712	31,173	5,179	—	164,064

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K.

During the three months ended September 30, 2025, MGE Energy's earnings were $44.5 million, or $1.22 per share, compared to $40.9 million, or $1.13 per share, during the same period in the prior year. MGE's earnings during the three months ended September 30, 2025, were $34.1 million compared to $33.3 million during the same period in the prior year.

During the nine months ended September 30, 2025, MGE Energy's earnings were $112.6 million, or $3.08 per share, compared to $98.5 million, or $2.72 per share, during the same period in the prior year. MGE's earnings during the nine months ended September 30, 2025, were $87.1 million compared to $75.9 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2025	2024	2025	2024
Electric Utility	$36.3	$35.0	$76.1	$66.5
Gas Utility	(2.8)	(2.0)	9.5	8.6
Nonregulated Energy	6.3	6.1	18.5	18.0
Transmission Investments	2.4	2.1	6.9	6.1
All Other	2.3	(0.3)	1.6	(0.7)
Net Income	$44.5	$40.9	$112.6	$98.5

Our net income during the three and nine months ended September 30, 2025, compared to the same periods in the prior year, primarily reflects the effects of the following factors:

Electric Utility

Earnings for the three and nine months ended September 30, 2025, increased year-over-year, primarily driven by a rise in the rate base due to increased electric investments approved in the 2025 rate case. Additionally, higher electric residential sales for both periods contributed to the increase, partially due to growth in residential customers. For the nine-month period, favorable weather conditions further contributed to increased residential sales.

Gas Utility

Higher gas retail sales in the first half of 2025 contributed to higher gas earnings for the nine months ended September 30, 2025, compared to the same period in the prior year. Gas retail sales increased approximately 14% for the nine months ended September 30, 2025, compared to the prior year period. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 19% in the first nine months of 2025 compared to the same period in the prior year.

All Other

Investment gains from venture capital funds resulted in higher earnings for the nine months ended September 30, 2025, compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

Significant Events

The following events affected the first nine months of 2025:

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

2025 Deferred Fuel Savings: MGE had deferred fuel savings through the nine months ended September 30, 2025. As of September 30, 2025, MGE deferred $7.1 million of 2025 fuel savings. These costs will be subject to the PSCW's annual review of 2025 fuel costs, expected to be completed during 2026. See Footnote 9 of the Notes to the Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

Large Scale Utility Projects: Large scale generation projects recently completed or under construction, are shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of September 30, 2025(a)	Date of Commercial Operation
Paris	10%	Battery	11 MW	$25 million(d)	$23.4 million(b)	June 2025(f)
Darien	10%	Solar/Battery	25 MW/7.5 MW	$63 million(d)	$53.8 million(b)	March 2025 Solar 2026(c) Battery
Koshkonong	10%	Solar/Battery	30 MW/16.5 MW	$104 million(d)	$61.5 million(b)	2026(c) Solar 2027(c) Battery
High Noon	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$57.7 million	2027(c)
Sunnyside	100%	Solar/Battery	20MW/40MW	$112 million	$9.8 million	2026(c) Solar 2027(c) Battery
Columbia Energy Dome	19%	Storage	3 MW	$17 million	$0.9 million	2027(c)
Ursa(e)	10%	Solar	20 MW	$46 million	$0.4 million	2027(c)
Badger Hollow(e)	10%	Wind	11.2 MW	$36 million	$0.4 million	2027(c)
Whitetail(e)	10%	Wind	6.7 MW	$23 million	$0.2 million	2027(c)
Forward Repower(e)	13%	Wind	18 MW	$14 million	$1.5 million	2027(c)
Dawn Harvest(e)	10%	Solar	15 MW	$34 million	$0.6 million	2028(c)
Good Oak(e)	10%	Solar	9.8 MW	$22 million	$1.4 million	2028(c)
Gristmill(e)	10%	Solar	6.7 MW	$15 million	$1.3 million	2028(c)
Saratoga(e)	10%	Solar/Battery	15 MW/5 MW	$46 million	$1.1 million	2028(c)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $5.4 million, $3.1 million, $1.4 million, and $0.6 million of AFUDC equity through September 30, 2025, on Paris, Darien, Koshkonong, and High Noon, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
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

2026/2027 Rate Settlement: In September 2025, MGE filed with the PSCW a proposed 2026/2027 rate settlement. MGE has proposed a 0.04% increase for electric rates and a 2.77% increase to gas rates for 2026. The settlement also proposes a 3.76% increase for electric rates and a 2.04% increase to gas rates for 2027. A final order is expected before the end of 2025. See "Other Matters" below for additional information on the 2026/2027 rate settlement.

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

Future Generation – MGE continues to work toward its goal of net-zero carbon electricity by 2050. Solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal.

•
Growing renewable generation and storage. MGE is seeking to acquire, or has acquired, joint interests in several renewable generation and storage projects. The forecasted capital expenditures include approximately 289 MW of solar, 18 MW of wind, and 136 MW of storage, which include projects approved or pending PSCW approval. See the 2025-2030 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on those projects.

•
Transitioning away from coal. Elm Road Units: In October 2025, MGE, along with the plant co-owners, filed a joint application with the PSCW to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. See the 2025-2030 capital expenditures forecast included under "Liquidity and Capital Resources" below for additional information. By the end of 2030, coal is expected to be used only as a backup fuel at the Elm Road Units. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal.

Columbia: Operational, regulatory, and environmental regulation considerations have impacted and continue to impact Columbia's generation planning. MGE, as a minority owner, and Columbia's other co-owners continue to evaluate transitioning away from coal and continue to evaluate replacing the generation from Columbia while maintaining electric service reliability. MGE and Columbia's co-owners are exploring converting Columbia to natural gas.

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

Solar Procurement Disruptions: MGE is monitoring import regulations under the Uyghur Forced Labor Prevention Act and the U.S. Department of Commerce's new solar tariffs. These disruptions have a potential to impact current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed, and expect to continue to file, notifications with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings. See "Other Matters" below for additional information on the solar procurement disruptions.

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

Results of Operations

Three Months Ended September 30, 2025 and 2024

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except CDD)	2025	2024	% Change	2025	2024	% Change
Residential	$54,253	$52,834	2.7%	270,444	265,632	1.8%
Commercial	72,004	73,517	(2.1)%	504,033	495,402	1.7%
Industrial	3,393	3,459	(1.9)%	37,780	36,666	3.0%
Other-retail/municipal	10,764	11,346	(5.1)%	104,264	104,915	(0.6)%
Total retail	140,414	141,156	(0.5)%	916,521	902,615	1.5%
Sales to the market	13,980	5,799	n.m.%	145,831	103,552	40.8%
Other	883	835	5.7%	—	—	—%
Total	$155,277	$147,790	5.1%	1,062,352	1,006,167	5.6%

Cooling degree days (normal 516)				504	505	(0.2)%

n.m. not meaningful

Electric revenue increased $7.5 million during the three months ended September 30, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$8.2
Rate changes	2.8
Customer fixed and demand charges	1.5
Net increase in commercial, industrial and other-retail/municipal volume	1.0
Increase in residential volume	0.8
Revenue subject to refund, net	(6.8)
Total	$7.5

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended September 30, 2025, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. Additionally, the cost of capacity sold increased, contributing to the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is largely offset by fuel rules costs, and do not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail electric customers by approximately 2.63%. Rates charged to retail customers during the three months ended September 30, 2025, were $2.8 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.

•
Customer fixed and demand charges. During the three months ended September 30, 2025, fixed and demand charges increased $1.5 million, primarily attributable to the increase in demand charges for commercial customers.

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

Electric fuel and purchased power

	Three Months Ended September 30,
(In millions)	2025	2024	$ Change
Fuel for electric generation	$22.2	$17.3	$4.9
Purchased power	4.3	8.1	(3.8)

The $4.9 million increase in fuel for electric generation was due to an approximately 12% increase in internal generation driven by an increase in sales and 15% increase in the average cost, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power decreased $1.4 million. The decrease in purchased power was due to an approximately 38% decrease in market purchases as a result of increased internal generation. This decrease was partially offset by an approximately 22% increase in average cost. Deferred fuel cost recovered during the three months ended September 30, 2024, was $2.4 million. There were no deferred fuel costs recovered during the three months ended September 30, 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended September 30,			Three Months Ended September 30,
rate per therm of retail customer)	2025	2024	% Change	2025	2024	% Change
Residential	$12,646	$13,069	(3.2)%	6,156	6,067	1.5%
Commercial/Industrial	6,273	5,892	6.5%	9,527	9,145	4.2%
Total retail	18,919	18,961	(0.2)%	15,683	15,212	3.1%
Gas transportation	1,156	1,417	(18.4)%	15,838	15,393	2.9%
Other	113	98	15.3%	—	—	—%
Total	$20,188	$20,476	(1.4)%	31,521	30,605	3.0%
Heating degree days (normal 127)				105	60	75.0%
Average rate per therm of retail customer	$1.206	$1.246	(3.2)%

Gas revenue decreased $0.3 million during the three months ended September 30, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Revenue subject to refund, net	$(1.3)
Other	(0.8)
Rate changes	1.6
Increase in volume	0.2
Total	$(0.3)

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

The average retail rate per therm excluding customer fixed charges for the three months ended September 30, 2025, decreased approximately 3% compared to the same period in the prior year.

Cost of gas sold

Cost of gas sold increased $0.2 million during the three months ended September 30, 2025, compared to the same period in the prior year. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the three months ended September 30, 2025, operations and maintenance expenses increased $1.2 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$0.8
Increased transmission costs	0.8
Increased administrative and general costs	0.5
Decreased electric distribution expenses	(0.9)
Total	$1.2

Consolidated depreciation expense

Electric depreciation expense increased $1.5 million and gas depreciation expense increased $0.2 million during the three months ended September 30, 2025, compared to the same period in the prior year. Paris solar was placed in service in December 2024, Darien solar was placed in service in March 2025, and Paris battery was placed in service in June 2025. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income increased $0.8 million and gas other income increased $0.5 million during the three months ended September 30, 2025, compared to the same period in the prior year, primarily related to pension and other postretirement costs, excluding service costs. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended September 30, 2025 and 2024, net income at the nonregulated energy operations segment was $6.3 million and $6.1 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended September 30, 2025 and 2024, other income at the transmission investment segment primarily reflects ATC's operations and was $3.3 million and $2.9 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $3.2 million in other income from all other operations during the three months ended September 30, 2025, primarily reflects results from investment gains recognized in the current year, from venture capital funds. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

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

	Three Months Ended
	September 30,
(In millions)	2025	2024
MGE Power Elm Road	$3.7	$3.9
MGE Power West Campus	2.0	1.8

Results of Operations

Nine Months Ended September 30, 2025 and 2024

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except CDD)	2025	2024	% Change	2025	2024	% Change
Residential	$142,574	$134,296	6.2%	688,780	659,210	4.5%
Commercial	196,666	197,541	(0.4)%	1,374,283	1,356,345	1.3%
Industrial	9,474	10,314	(8.1)%	108,050	110,936	(2.6)%
Other-retail/municipal	30,454	31,439	(3.1)%	283,214	285,410	(0.8)%
Total retail	379,168	373,590	1.5%	2,454,327	2,411,901	1.8%
Sales to the market	28,300	8,394	n.m.%	365,330	165,239	n.m.%
Other revenues	2,576	2,314	11.3%	—	—	—%
Total	$410,044	$384,298	6.7%	2,819,657	2,577,140	9.4%

Cooling degree days (normal 724)				727	712	2.1%

n.m. not meaningful

Electric revenue increased $25.7 million during the nine months ended September 30, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$19.9
Rate changes	7.6
Increase in residential volume	5.1
Customer fixed and demand charges	3.8
Net increase in commercial, industrial and other-retail/municipal volume	1.6
Other	0.3
Revenue subject to refund, net	(12.6)
Total	$25.7

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the nine months ended September 30, 2025, market volumes increased compared to the same period in the prior year, reflecting an increase in sales. Additionally, the cost of capacity sold increased, contributing to the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is largely offset by fuel rules costs, and do not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail electric customers by approximately 2.63%. Rates charged to retail customers during the nine months ended September 30, 2025, were $7.6 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.

•
Residential Volume. During the nine months ended September 30, 2025, residential sales increased by approximately 5% compared to the same period in the prior year. This increase was driven by favorable weather conditions and an increase in customers during the nine months ended September 30, 2025, compared to the same period in the prior year.

•
Customer fixed and demand charges. During the nine months ended September 30, 2025, fixed and demand charges increased $3.8 million, primarily attributable to the increase in demand charges for commercial customers.
•
Commercial, industrial, and other-retail/municipal volume. During the nine months ended September 30, 2025, there was an approximately 1% increase in commercial sales compared to the same period in the prior year. This increase was driven by more favorable weather conditions and increased use per customer in the current year.

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

Electric fuel and purchased power

	Nine Months Ended September 30,
(In millions)	2025	2024	$ Change
Fuel for electric generation	$56.1	$41.2	$14.9
Purchased power	14.2	26.4	(12.2)

The $14.9 million increase in fuel for electric generation in the first nine months of 2025 was due to an approximately 21% increase in internal generation driven by an increase in sales and 13% increase in the average cost, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power decreased $5.6 million in the first nine months of 2025, compared to the same period in the prior year. The decrease in purchased power was due to an approximately 48% decrease in market purchases as a result of increased internal generation. This decrease was partially offset by an approximately 38% increase in average cost. Deferred fuel cost recovered during the nine months ended September 30, 2024, was $6.5 million. There were no deferred fuel costs recovered during the nine months ended September 30, 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Nine Months Ended September 30,			Nine Months Ended September 30,
rate per therm of retail customer)	2025	2024	% Change	2025	2024	% Change
Residential	$84,470	$72,057	17.2%	71,418	61,696	15.8%
Commercial/Industrial	53,820	43,292	24.3%	70,147	62,193	12.8%
Total retail	138,290	115,349	19.9%	141,565	123,889	14.3%
Gas transportation	4,853	5,003	(3.0)%	53,091	51,648	2.8%
Other revenues	451	409	10.3%	—	—	—%
Total	$143,594	$120,761	18.9%	194,656	175,537	10.9%
Heating degree days (normal 4,410)				4,317	3,640	18.6%
Average rate per therm of retail customer	$0.977	$0.931	4.9%

Gas revenue increased $22.8 million during the nine months ended September 30, 2025, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$15.8
Increase in volume	11.7
Other	(2.6)
Revenue subject to refund, net	(2.1)
Total	$22.8

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail gas customers by approximately 1.32%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased, driving higher rates during the nine months ended September 30, 2025.

The average retail rate per therm excluding customer fixed charges for the nine months ended September 30, 2025, increased approximately 5% compared to the same period in the prior year, reflecting an increase in natural gas commodity costs (recovered through the PGA).

•
Volume. For the nine months ended September 30, 2025, retail gas deliveries increased approximately 14% compared to the same period in the prior year, primarily attributable to unfavorable weather conditions in the first nine months of 2024.

•
Other. For the nine months ended September 30, 2025, other gas revenues decreased primarily related to lower residential customer fixed charges. The PSCW approved a reduction in the customer fixed charge component of the residential gas rate in the 2025 rate proceeding.

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

Cost of gas sold

Cost of gas sold increased $17.3 million during the nine months ended September 30, 2025, compared to the same period in the prior year. Therms delivered increased approximately 14% and cost per therm increased approximately 17%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the nine months ended September 30, 2025, operations and maintenance expenses increased $4.8 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased transmission costs	$2.5
Increased electric production expenses	1.6
Increased customer accounts costs	0.9
Increased gas distribution expenses	0.8
Increased customer services	0.8
Decreased electric distribution expenses	(1.4)
Decreased administrative and general costs	(0.4)
Total	$4.8

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

•
Increased electric production expenses are primarily related to operating and maintenance costs for the Elm Road Units and renewable generating facilities.

•
Electric Distribution costs decreased, primarily reflecting the non-recurrence of storm response costs incurred in May 2024.

Consolidated depreciation expense

Electric depreciation expense increased $3.5 million and gas depreciation expense increased $0.5 million during the nine months ended September 30, 2025, compared to the same period in the prior year. Paris solar was placed in service in December 2024, Darien solar was placed in service in March 2025, and Paris battery was placed in service in June 2025. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income increased $0.2 million and gas other income decreased $0.7 million during the nine months ended September 30, 2025, compared to the same period in the prior year, primarily related to pension and other postretirement costs, excluding service costs. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the nine months ended September 30, 2025 and 2024, net income at the nonregulated energy operations segment was $18.5 million and $18.0 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the nine months ended September 30, 2025 and 2024, other income at the transmission investment segment primarily reflects ATC's operations and was $9.6 million and $8.4 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $3.0 million in other income from all other operations during the nine months ended September 30, 2025, primarily reflects results from investment gains recognized in the current year, from venture capital funds. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

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

	Nine Months Ended
	September 30,
(In millions)	2025	2024
MGE Power Elm Road	$11.4	$11.7
MGE Power West Campus	5.6	5.5

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2025, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of September 30, 2025, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Long-term Debt – MGE Energy and MGE

In October 2025, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $50 million of senior unsecured notes. See Footnote 6.c. of Notes to Consolidated Financial Statements in this Report for further information on the senior note issuance.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2025 and 2024:

	MGE Energy		MGE
(In thousands)	2025	2024	2025	2024
Cash provided by (used for):
Operating activities	$228,770	$209,836	$221,982	$206,703
Investing activities	(261,846)	(167,611)	(256,993)	(165,511)
Financing activities	22,600	(38,845)	22,080	(41,226)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the nine months ended September 30, 2025, compared to the same period in 2024, were as follows:

(In millions)	MGE Energy	MGE
Higher overall collections from customers, driven by higher electric and gas residential sales	$63.4	$63.4
Higher dividend received from ATC	2.0	—
Lower payments for interest	0.4	0.4
Higher payments for fuel and purchased power at our generation plants, as well as higher natural gas costs to our customers	(27.0)	(27.0)
Changes in income taxes paid/received - includes $7.1 million in proceeds from renewable tax credits transferred to other corporate taxpayers during the nine months ended September 30, 2024	(17.4)	(18.0)
Higher payments for other operation and maintenance expenses	(1.8)	(3.7)
Other operating activities	(0.7)	0.2
Increase in cash provided by operating activities	$18.9	$15.3

Capital Requirements and Investing Activities

The principal increases (decreases) in cash flows from investing activities during the nine months ended September 30, 2025, compared to the same period in 2024, were as follows:

(In millions)	MGE Energy	MGE
Capital expenditures, primarily reflects an increase in electric and gas utility expenditures, specifically related to spending for High Noon and Koshkonong construction	$(91.6)	$(91.6)
Capital contributions in ATC and other investments	(4.9)	—
Proceeds from the sale of investments	1.9	—
Other investing activities	0.4	0.1
Decrease in cash flows from investing activities	$(94.2)	$(91.5)

Capital Expenditures

The following table shows MGE Energy's forecasted capital expenditures for 2025 through 2030:

	Forecasted
(In thousands)	2025(a)	2026	2027	2028	2029	2030
Electric	$282,000	$277,000	$277,000	$272,000	$325,000	$246,000
Gas	38,000	35,000	37,000	40,000	41,000	45,000
Utility plant total	320,000	312,000	314,000	312,000	366,000	291,000
Nonregulated	10,000	11,000	14,000	15,000	9,000	10,000
MGE Energy total	$330,000	$323,000	$328,000	$327,000	$375,000	$301,000

(a)
Includes actual capital expenditures already incurred in 2025 and estimated capital expenditures for the remainder of the year.

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

MGE is targeting net-zero carbon electricity by 2050. Solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal. In addition, natural gas generation projects help enable MGE's clean energy transition and ensure reliability for customers as the energy supply is decarbonized.

Our forecasted capital expenditures reflect the following significant renewable and storage projects that are currently under construction or pending regulatory approval:

Project	Ownership Interest	Source	Share of Generation/ Storage	Share of Estimated Costs(b)	In-Service or Estimated Date of Commercial Operation
Paris(a)	10%	Battery	11 MW	$25 million(c)(d)(f)	June 2025
Darien(a)	10%	Solar/Battery	25 MW/7.5 MW	$63 million(c)(d)(f)	March 2025 Solar 2026 Battery
Koshkonong(a)	10%	Solar/Battery	30 MW/16.5 MW	$104 million(c)(d)(f)	2026 Solar 2027 Battery
Sunnyside(a)	100%	Solar/Battery	20 MW/40 MW	$112 million(c)(d)	2026 Solar 2027 Battery
High Noon(a)	10%	Solar/Battery	30 MW/16.5 MW	$99 million(c)(d)	2027
Columbia Energy Dome(a)	19%	Storage	3 MW	$17 million(c)(d)(g)	2027
Ursa(e)	10%	Solar	20 MW	$46 million	2027
Badger Hollow(e)	10%	Wind	11.2 MW	$36 million	2027
Whitetail(e)	10%	Wind	6.7 MW	$23 million	2027
Forward Repower(e)	13%	Wind	18 MW	$14 million	2027
Dawn Harvest(e)	10%	Solar	15 MW	$34 million	2028
Fox(e)	10%	Solar	10 MW	$26 million	2028
Good Oak(e)	10%	Solar	9.8 MW	$22 million	2028
Gristmill(e)	10%	Solar	6.7 MW	$15 million	2028
Saratoga(e)	10%	Solar/Battery	15 MW/5 MW	$46 million	2028
Superior(e)	10%	Solar	15 MW	$39 million	2028
Akron(e)	10%	Solar	20 MW	$51 million	2029
Dawn Break(e)	10%	Solar/Battery	18 MW/18 MW	$78 million	2029
Emerald Bluffs(e)	10%	Solar	22.5 MW	$57 million	2029

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

Elm Road Gas Fuel Flexibility Project: In October 2025, MGE and other co-owners filed a joint application with the PSCW for upgrades to the Elm Road Units. The project would convert existing coal-fired boilers to natural gas. MGE holds an 8.33% ownership interest in the facility. MGE's estimated cost is approximately $11 million. If approved, the project is expected to be placed in service in 2028.

Other local solar and battery storage projects: In 2025 through 2028, electric renewable capital expenditures include local investments in solar generation and battery storage. Forecasted total capital expenditures for those years is approximately $90 million.

Electric and Gas Distribution: In 2025 through 2030, electric and gas capital expenditures include investment in enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted total capital expenditures for those years is approximately $62 million.

Cash Used for Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the nine months ended September 30, 2025, compared to the same period in 2024, were as follows:

(In millions)	MGE Energy	MGE
Change in short-term debt borrowings, net	$63.5	$63.5
Lower distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(a)	—	4.5
Higher cash distribution from parent (MGE Energy)	—	2.0
Issuance of common stock	1.2	—
Higher cash dividends paid, dividend rate per share ($1.375 vs. $1.305)	(3.0)	—
Higher cash dividends to parent (MGE Energy)	—	(6.5)
Other financing activities	(0.2)	(0.2)
Increase in cash flows from financing activities	$61.5	$63.3

(a)
The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	September 30, 2025	December 31, 2024
Common shareholders' equity	60.7%	61.5%
Long-term debt(a)	35.8%	38.5%
Short-term debt	3.5%	—%

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

In September 2025, MGE agreed to a 2026/2027 settlement of the proposed rate proceeding with an increase of 0.04% for electric rates and a 2.77% increase for gas rates in 2026. The application addresses rates for 2027 proposing a 3.76% increase for electric rates and a 2.04% increase to gas rates for 2027. PSCW approval is pending. A final order is expected before the end of the year.

Details related to MGE's 2024/2025 approved rate proceeding and 2026/2027 settlement are as follows:

(Dollars in thousands)	Average Rate Base(a)	Average CWIP(b)	Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2025 Test Period)	$1,241,502	$7,106	9.7%	56.06%	1/1/2025
Gas (2025 Test Period)	$341,369	$7,146	9.7%	56.06%	1/1/2025
Electric (2026 Test Period)(d)	$1,346,235	$37,232	9.8%	56.09%	1/1/2026
Gas (2026 Test Period)(d)	$375,594	$7,764	9.8%	56.09%	1/1/2026
Electric (2027 Test Period)(d)	$1,537,938	$33,082	9.8%	56.05%	1/1/2027
Gas (2027 Test Period)(d)	$393,558	$8,912	9.8%	56.05%	1/1/2027

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

Uyghur Forced Labor Prevention Act

In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. The WRO was superseded by the Uyghur Forced Labor Prevention Act (UFLPA), a federal law that became effective on June 21, 2022, which further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. Suppliers for MGE's current solar projects were able to provide the CBP sufficient documentation to meet WRO and UFLPA compliance requirements, however we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in our capital plan. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

In January 2025, several more Chinese companies, including five solar supply chain providers, were banned under the UFLPA. MGE continues to ensure its compliance with the UFLPA.

U.S. Department of Commerce - Solar Cells and Modules

In August 2023, the U.S. Department of Commerce issued its final determination on a solar tariff investigation that began in 2022, finding that Chinese manufacturers were circumventing tariffs on solar panels by shipping them through four Southeast Asian countries. A 24-month exemption from tariffs for solar panel and module imports from these four countries was in effect from June

2022 until June 6, 2024. In May 2024, the Biden Administration announced that bifacial solar panels would be subject to safeguard tariffs under Section 201 of the Trade Act of 1974, from which they were previously excluded. President Biden also directed U.S. Trade Representatives to increase tariffs under Section 301 from 25% to 50% on solar cells and modules. This change went into effect in September 2024. In April 2025, the U.S. Department of Commerce issued final determinations indicating that panel cells imported from Cambodia, Malaysia, Thailand, and Vietnam are being unfairly traded. The U.S. International Trade Commission issued a final injury ruling in favor of the tariffs, which went into effect in June 2025. In August 2025, the U.S. Court of International Trade ruled that the two-year moratorium on these duties was illegal and therefore Customs and Border Protection may collect retroactive tariffs on imports that occurred during the moratorium. The case has been appealed to the U.S. Court of Appeals for the Federal Circuit and the order is stayed pending appeal. MGE continues to assess the potential impact of these tariffs on current and future solar projects, which may result in increased costs, delays in construction timelines, or a new and potentially material financial liability due to retroactive tariffs. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

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

Tax Update - One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to tax credits and compliance requirements. The OBBBA accelerates the termination of the Clean Electricity Production Tax Credit (PTC) and Clean Electricity Investment Tax Credit (ITC) for wind and solar projects placed in service after December 31, 2027, unless construction begins by July 4, 2026. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA imposes stringent restrictions on tax credit eligibility, disallowing credits, and other provisions for projects involving material assistance from specified foreign entities or foreign-influenced entities for projects that begin construction after December 31, 2025. The bill also increases domestic content requirements. The Treasury Department issued new beginning of construction guidance in August 2025. MGE has evaluated the impact of the OBBBA and will continue monitoring Treasury Department updates and engaging with industry groups to ensure compliance.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets increased by approximately 13% during the nine months ended September 30, 2025.

Item 4. Controls and Procedures.

During the third quarter of 2025, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2025, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2025, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of MGE Energy or MGE adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MGE ENERGY, INC.

Date: November 5, 2025	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2025	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: November 5, 2025	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 5, 2025	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2025	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: November 5, 2025	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)