Form 10-K
period 2025-12-31
MGE ENERGY INC
filed 2026-02-24
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2025

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Exact Name of Registrant as Specified in its Charter, State or Other Jurisdiction of Incorporation or Organization, Address of Principal Executive Offices, and Telephone No., including Area Code	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 | mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 | mge.com	39-0444025

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

	Title of Class	Trading Symbol	Name of Each Exchange on which Registered
MGE Energy, Inc.	Common Stock, $1 Par Value Per Share	MGEE	The NASDAQ Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
Madison Gas and Electric Company	Common Stock, $1 Par Value Per Share

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

MGE Energy, Inc. ☐ Madison Gas and Electric Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Yes ☐ No ☒ Madison Gas and Electric Company Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2025 was as follows:

MGE Energy, Inc.	$3,223,355,207
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 20, 2026, were as follows:

MGE Energy, Inc.	36,563,899
Madison Gas and Electric Company	17,347,894

OMISSION OF CERTAIN INFORMATION

Madison Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed before April 30, 2026, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cuts and Jobs Act of 2017
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
ANR	ANR Pipeline
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
BART	Best Available Retrofit Technology
Blount	Blount Station
BTA	Best Technology Available
CA	Certificate of Authority
CBP	United States Customs and Border Patrol
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Cooling Degree Days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Energy Center
Dth	Dekatherms
2024 ELG Rule	Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERM	Enterprise Risk Management
EV	Electric vehicles
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles

GHG	Greenhouse Gas
Gristmill	Gristmill Solar Project
Heating Degree Days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Project
IPCC	Intergovernmental Panel on Climate Change
IRA	Inflation Reduction Act
IRS	Internal Revenue Service
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Energy Center
KW	Kilowatt, a measure of electric energy generating capacity
kWh	Kilowatt-hour
MISO	Midcontinent Independent System Operator, Inc. (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NOx	Nitrogen Oxides
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
OSCE	State of Wisconsin's Office of Sustainability and Clean Energy
Paris	Paris Solar and Battery Park
Paris Agreement	Paris Agreement under the United Nations Framework Convention on Climate Change
PCAOB	Public Company Accounting Oversight Board
PCBs	Polychlorinated Biphenyls
PFAS	Polyfluoroalkyl substances
PGA	Purchased Gas Adjustment clause
PM	Particulate Matter
PSCW	Public Service Commission of Wisconsin
PTC	Production Tax Credit
REC	Renewable Energy Credit
Red Barn	Red Barn Wind Farm
RER	Renewable Energy Rider
ROE	Return on Equity
RTO	Regional Transmission Organization
Saratoga	Saratoga Wind Farm
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOFR	Secured Overnight Funding Rate
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Sunnyside	Sunnyside Solar and Battery Project
Therm	Measure of quantity of heat used to measure gas supply
Tyto	Tyto Solar Fields
UFLPA	Uyghur Forced Protection Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEC	WEC Energy Group, Inc.
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Marinette	West Marinette Power Station
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
Working Capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation

WPSC	Wisconsin Public Service Corporation
WRO	Withhold Release Order
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

As of December 31, 2025, MGE supplied electric service to approximately 170,000 customers, with approximately 91% located in the cities of Fitchburg, Madison, Middleton, and Monona, Wisconsin and 9% in adjacent areas.

Electric sales, customers, and revenues for 2025 were comprised of the following:

Electric operations accounted for approximately 72%, 74%, and 71% of MGE's total 2025, 2024, and 2023 regulated revenues, respectively.

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

MGE's electric energy delivery requirements were satisfied from the following fuel sources:

(in MWh)	2025	2024	2023
Coal(a)	1,750,273	1,452,156	1,359,691
Natural gas	756,966	654,406	566,972
Renewable sources(b)	913,612	840,060	715,369
Fuel oil	862	489	544
Purchased power - other(c)(d)	305,250	537,445	744,120
Total fuel sources	3,726,963	3,484,556	3,386,696

Adjusted total fuel sources(d)	4,033,161	3,814,229	3,643,267

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
(d)
The MISO market consists of two energy markets, the Day-ahead market and the Real-time market. The table above nets purchases and sales within the same hour in the two MISO markets. For the years ended December 31, 2025, 2024, and 2023, the amount netted between Day-ahead and the Real-time MISO markets was 306,198 MWh, 329,672 MWh, and 256,571 MWh, respectively. These amounts are reflected in "Adjusted total fuel sources."

Environmental Initiatives – Electricity Generation

MGE continues to advance its long-term strategy to achieve a more sustainable future for the benefit of its investors, employees, customers and the communities it services. MGE has set a target of providing net-zero carbon electricity by 2050.

MGE's carbon reduction goals are generally aligned with leading scientific guidance, including recommendations from the Intergovernmental Panel on Climate Change (IPCC) to limit global temperature increases to 1.5 degrees Celsius above pre-industrial levels. In 2020, the University of Wisconsin-Madison's Nelson Institute for Environmental Studies released its analysis of MGE's net-zero by 2050 goal. The IPCC modeling available suggested that by 2050, emissions from electricity generation in industrialized countries should be 87% to 99% lower than the 2005 baseline. The analysis determined that our 2050 goal is in line with model benchmarks to limit global warming to 1.5 degrees Celsius above pre-industrial levels.

MGE's strategy focuses on adopting cost effective technologies as they become commercially available, while maintaining reliability and affordability. Significant investments in solar, wind, and battery storage support MGE's long term decarbonization goal.

•
Renewable generation and storage - Solar, wind, and battery storage projects play a critical role in MGE's strategy for reducing carbon emissions in pursuit of net-zero carbon electricity by 2050. Additionally, MGE plans to reduce its use of fossil fuels and work to help customers with energy efficiency and electrification, including the electrification of transportation.

Since 2015, MGE has added 253 MW of solar, 93 MW of wind generation, and 11 MW of battery storage to its electric renewable generation portfolio. See Item 2. Properties below for further information on these facilities. In addition, MGE expects to add approximately 252 MW of solar, 18 MW of wind, and 125 MW of battery storage, which include projects approved or pending PSCW approval, by the end of 2030.

MGE is partnering with Columbia's co-owners to construct a compressed carbon dioxide long-duration energy storage system, known as the Columbia Energy Storage project. MGE's 19% share will be 3 MW. The project was selected for a grant from the U.S Department of Energy. The Columbia Energy Storage project was approved by the PSCW in 2025. This project will be the first of its kind in the United States.

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

Renewable Energy Rider (RER) – Under this program, MGE partners with large energy users, primarily governmental entities, to provide customized renewable energy solutions. MGE owns the generation assets and RER customers are billed a PSCW-approved contractual renewable resource rate that covers all costs associated with the construction and ongoing operations of the renewable generation facility. MGE has developed approximately 42 MW of solar generation under the RER program.

Shared Solar Program – This program offers residential and small business customers to meet up to half of their annual energy needs with locally generated solar energy. The first solar array associated with this program, owned by MGE, became operational in 2017 for 500 KW capacity. The completion of a second solar facility (Morey Field) added 3.5 MW of capacity to the program, as well as 2 MW from Strix Solar, which was completed in 2025. In December 2025, the PSCW approved the implementation of a new community solar program, Shared Solar for Business, for large commercial customers.

Electrifying Transportation - The electrification of transportation is a key strategy for reducing carbon emissions. MGE has established a network of nearly 60 charging stations, powered by renewable energy, serving the growing number of electric vehicles (EV) in MGE's service area. The EV fast charging hubs feature some of the most powerful EV chargers in the Midwest. MGE has continued to add EVs to its fleet and is targeting 100% all-electric or plug-in hybrid light-duty vehicles by 2030. Additionally, we are working with the City of Madison to further the electrification of its vehicles and buses. MGE continues to provide technical assistance to the city in the development of an all-electric Bus Rapid Transit system.

•
Transitioning away from coal
o
Elm Road Units – In October 2025, MGE, along with the plant co-owners, filed a joint application with the PSCW to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. Transition plans and costs will be subject to PSCW approval. By the end of 2030, coal is expected to be used only as a backup fuel at the Elm Road Units. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal.
o
Columbia - Operational, regulatory, and environmental regulation considerations have impacted and continue to impact Columbia's generation planning. MGE, as a minority owner, and Columbia's other co-owners continue to evaluate transitioning away from coal and continue to evaluate replacing the generation from Columbia while maintaining electric service reliability. MGE and Columbia's co-owners are exploring converting Columbia to natural gas.

•
Natural gas as a fuel source - As part of MGE's continued energy transition plan, MGE plans to invest in additional natural gas-fired generation and storage facilities. Natural gas plants add needed reliability and balance to the electric system while MGE continues to transition away from coal-fired generation and add more renewable capacity to MGE's generation mix. MGE purchased 50 MW (25 MW in 2023 and 25 MW in 2024) in the West Riverside Energy Center (West Riverside), a highly efficient, state-of-the-art natural gas-fired plant in Beloit, Wisconsin. In February 2026, MGE executed an asset purchase agreement for 168 MW of existing gas-fired generation through an ownership share in the RockGen Energy Center near Cambridge, Wisconsin, subject to PSCW approval. If approved, the transaction is expected to close in late 2027.

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

Purchased power

MGE enters into short- and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. As of December 31, 2025, MGE has 30 MW of a renewable purchase power commitment for each of the next two years.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,722 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

As of December 31, 2025, MGE supplied natural gas service to approximately 180,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 49 townships. Gas sales, customers, and revenues for 2025 were comprised of the following:

Gas operations accounted for approximately 28%, 26%, and 29% of MGE's total 2025, 2024, and 2023 regulated revenues, respectively.

MGE can curtail gas deliveries to interruptible customers. These are customers who agree to reduce their load in the case of an emergency interruption. In 2025, 2024, and 2023, approximately 2%, 2%, and 3%, respectively, of retail gas deliveries were to interruptible customers.

Environmental Initiatives - Natural gas distribution

Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system in a quick and cost effective manner. MGE offers two voluntary renewable natural gas programs. The initial program, launched in May 2024, enables customers to offset emissions associated with their natural gas consumption through a mechanism in which MGE purchases renewable thermal credits and retires them on behalf of participating customers. The second program, launched in January 2026, enables customers to inject renewable natural gas produced on the customer's premise into MGE's distribution system; customers may sell the natural gas to MGE or another third party and may retain or sell to MGE or another third party the associated environmental attributes.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, in coordination with other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, a wholly-owned subsidiary of MGE Energy. As of December 31, 2025, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to explore electric transmission development and investments outside of Wisconsin, which typically have long development and investment lead times before becoming operational. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary of MGE Energy. As of December 31, 2025, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

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

See Footnote 16.a. of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of environmental compliance obligations. Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

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

Intakes at Columbia are subject to this rule. The Columbia operator timely submitted its renewal application to the WDNR. Columbia's operator anticipates that BTA improvements required by the future renewal permit will be coordinated with the WDNR by the end of 2029. MGE will continue to work with Columbia's operator to evaluate regulatory requirements. MGE does not expect this rule to have a material effect on Columbia.

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

Fine Particulate Matter (PM2.5) NAAQS

In March 2024, the EPA published a final rule to lower the average annual PM2.5 NAAQS from 12 ug/m3 to 9 ug/m3, effective May 2024. The new annual PM2.5 NAAQS could impact Milwaukee County, where the Elm Road Units are located, if the county is determined to be in nonattainment. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment, which would likely include additional limitations for new and modified plants in the county. With the planned transition of the Elm Road Units to natural gas, there is a low probability for the need of additional emission limitations. However, the final impact of this rule will not be known until the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule's (CSAPR) Good Neighbor Plan and Clean Air Visibility Rule

The EPA's CSAPR and its progeny (e.g. the Good Neighbor Plan) are a suite of interstate air pollution transport rules designed to reduce ozone and PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished through a reduction in NOx and SO2 from qualifying fossil-fuel fired power plants and industrial boilers in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

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

Clean Air Visibility Rule

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the Clean Air Visibility Rule, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR and its progeny such as the Good Neighbor Plan satisfy the requirements of BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 State Implementation Plan (SIP) finds that Wisconsin will meet its current regional haze goals based on expected emissions reductions. MGE will continue to monitor legal developments and any future updates to this rule.

Global Climate Change

MGE produces greenhouse gas (GHG) emissions, primarily from the fossil fuel generating facilities it uses to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, operational limits on fossil fuel fired plants, permitting difficulties, and emission limits. MGE would expect to seek and receive rate recovery of associated compliance costs, if and when required. MGE continues to monitor proposed climate change legislation and regulation.

MGE has taken steps to address GHG emissions and is targeting net-zero carbon electricity by 2050. As part of this strategy, MGE continues to evaluate the role of coal fired generation in its portfolio, including previously announced plans regarding the Columbia Energy Center and the planned fuel transition at the Elm Road Units. MGE remains focused on reducing reliance on coal over time and expanding ownership of renewable generation to support a cleaner, reliable energy future. Renewable energy continues to play a critical role in MGE's strategy for reducing carbon emissions. See "Electric Utility Operations - Fuel supply and generation" above for further information.

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

Greenhouse Gas Reduction Guidelines under the Clean Air Act 111(d) Rule

In May 2024, the EPA published its final performance standards and emission guidelines under section 111(b) of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil-fuel fired boilers used to produce electricity. The final rule granted some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule establishes a process where states must submit plans to the EPA for establishing standards. States will have two years from the publication date of these rules to submit plans to the EPA for review and approval. Preliminary evaluation of the final ruling showed that MGE met the requirements for the gas-fired boilers at Blount. Evaluations done by the owners of Columbia and the Elm Road Units in 2024 indicated that they have a plan for complying with the May 2024 rule.

In June 2025, the EPA published a proposed rule with two potential options: (1) repeal the performance standards and emission guidelines under Section 111 of the Clean Air Act associated with GHG emissions from fossil fuel-fired power plants, or (2) retain only the efficiency-based requirements for new natural gas-fired power plants and repeal all other aspects of the rule.

In July 2025, the EPA released a new proposed rule titled "Reconsideration of 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards." In February 2026, the EPA finalized the proposed rule which repeals the 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards. The repeal will effectively undo the basis for federal regulation of GHG emissions under the Clean Air Act. Several states have already initiated legal challenges to the repeal, and other stakeholders are expected to do so. The scope and timing of any impacts on federal GHG regulation remain uncertain pending litigation and potential further agency action. MGE will continue to monitor developments.

Federal Action on Climate Change

In January 2025, the Trump Administration issued several executive orders relating to energy and climate policy, including directing the United States' withdrawal from the Paris Agreement. As of January 2026, the U.S. has formally withdrawn. MGE continues to monitor the development of agency recommendations, implementation plans, and other administrative actions resulting from these orders to assess their relevance to MGE's decarbonization strategy, capital investment plans, and environmental compliance obligations, as well as any potential impacts on our operations.

State and Regional Action on Climate Change

In August 2019, Wisconsin Governor Tony Evers signed an executive order to establish the Office of Sustainability and Clean Energy (OSCE). The order tasks the OSCE with, among other things, ensuring that the actions of the State of Wisconsin are aligned with the goals and recommendations of the Paris Agreement, verifying that electricity consumed by the State of Wisconsin is 100% carbon-free by 2050, and developing a comprehensive multi-sector clean energy plan for the state. In April 2022, the OSCE released Wisconsin's Clean Energy Plan. The plan includes a goal to achieve net zero carbon by 2050. MGE is engaged in this process by participating on a Stakeholder Advisory Team in a voluntary capacity. MGE will continue to evaluate this plan for its applicability to MGE's decarbonization plans and to evaluate potential impact on our operations.

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

In February 2026, the EPA finalized the CCR Management Unit Deadline Extension Rule, which provides a one‑year extension for the submission of Facility Evaluation Reports and extends the deadline for the implementation of groundwater monitoring systems at legacy CCR management units to February 2031. Columbia is evaluating the impact of this extension on its compliance timeline.

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

As of December 31, 2025, MGE Energy and its subsidiaries had 726 employees, 318 of whom were covered by collective bargaining agreements as described below:

Union	Number of Employees Represented	Expiration of Collective Bargaining Agreement
Local Union 2304 of the International Brotherhood of Electrical Workers	234	April 30, 2028
Local Union No. 39 of the Office and Professional Employees International Union	80	May 31, 2028
Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union	4	October 31, 2028

As of December 31, 2025, women and ethnic minorities represented 27% and 10% of our total workforce, respectively.

Governance

The Human Resources and Compensation Committee of the Board of Directors of MGE Energy oversees MGE Energy's human resource strategies. It reviews the salaries, fees and other benefits of officers and directors and recommends compensation adjustments to the board. The committee determines the amounts and elements of compensation for the company's executive officers and provides overall guidance for the company's executive compensation policies and programs. Such policies relate to Stock Ownership Guidelines, the recovery, or the "clawback" of, excess compensation based on erroneous data, and succession planning.

Development and Training

The energy industry is ever-changing. MGE believes it is important to continue to engage human capital resources as the industry evolves. MGE is committed to sustainable workforce practices such as career development and training. MGE offers all employees the opportunity to learn and grow—whether it is to become more proficient in their job, improve decision-making skills, or prepare for a move to another role. MGE works to provide employees with the right tools—learning and content—needed to develop the knowledge and skills necessary to grow and to ensure MGE has a workforce that is knowledgeable, prepared, and high performing to deliver on our goals and objectives. All employees have access to a variety of learning resources to help ensure they are equipped with the knowledge and skills to effectively navigate the evolving utility industry.

Workplace Culture

MGE supports an inclusive, respectful work environment where individuals and groups can achieve their full potential. MGE seeks to attract and retain the best people to do the job. A wide range of backgrounds and ideas strengthens MGE's work environment. MGE's goal is to create a healthy and productive work environment that provides a sense of belonging for all MGE employees. MGE's employee-led steering team on workplace culture works to engage employees and identify opportunities for connecting and for living our values. As a community energy company, this commitment creates value-added partnerships with the broader community.

Safe and Healthy Working Conditions

"We power safety. Work safe. Home safe." That is the commitment at MGE, and it is embraced by employees. MGE's journey to safety excellence is guided by the Safety Steering Team. The team meets regularly to examine safety topics and to identify and to prioritize continuous improvement opportunities. MGE goes beyond applicable occupational health and safety standards by involving employees from all levels of the organization in the continuous improvement of the company-wide safety culture. MGE's continuous improvement process incorporates safety perception surveys, improvement projects, and monitoring of leading indicators. Stop Work Authority is an employee-developed program to communicate that all employees have equal authority and responsibility to stop work when a perceived unsafe condition or behavior is reported.

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

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a)	Chairman of the Board, President, and Chief Executive Officer	10/01/2018 – present	14
Age: 54

Jared J. Bushek(a)	Vice President – Chief Financial Officer and Treasurer	03/01/2023 – present	10
Age: 45	Vice President – Finance, Chief Information Officer and Treasurer	09/01/2020 – 03/01/2023

Melissa T. Garner(b)	Vice President – People and Community Engagement	03/01/2025 – present	3
Age: 44	Assistant Vice President – Human Resources	03/01/2022 – 03/01/2025
	Director – Talent Management	03/01/2015 – 03/01/2022

Lynn K. Hobbie(b)(c)	Executive Vice President – Marketing and Communications	03/01/2017 – 12/31/2025	31
Age: 67

Jenny L. Lagerwall(a)	Assistant Vice President – Accounting and Controller (Chief Accounting Officer)	07/01/2024 – present	1
Age: 42	Assistant Vice President – Accounting	03/01/2024 – 07/01/2024
	Director – Financial Reporting	10/01/2015 – 03/01/2024

James J. Lorenz(b)	Vice President – Energy Operations	05/01/2021 – present	7
Age: 59	Assistant Vice President – Energy Operations	10/01/2018 – 05/01/2021

Cari Anne Renlund(a)	Vice President, General Counsel and Secretary	09/01/2020 – present	10
Age: 52

Scott R. Smith(b)	Vice President – Business and Regulatory Strategy	05/01/2021 – present	7
Age: 54	Assistant Vice President – Business and Regulatory Strategy	03/01/2018 – 05/01/2021

(a)
Executive officer of MGE Energy and MGE.
(b)
Executive officer of MGE.
(c)
Retired effective December 31, 2025.

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

Regulatory Risk

We are subject to extensive government regulation in our business, which affects our costs and ability to respond to changing events and circumstances.

Our business is subject to regulation at the local, state, and federal levels. The regulations adopted by local, state, and federal agencies affect how we do business, our ability to undertake specified actions since pre-approval or authorization may be required for projects, the costs of operations, and the rates we are authorized to charge to recover those costs. Our ability to attract capital also depends, in part, upon our ability to recover our costs and obtain a fair return for shareholders.

MGE Energy is subject to regulation as a holding company by the PSCW. The PSCW regulates MGE's rates; terms and conditions of service; various business practices and transactions; financing; the closure of generating facilities and related cost recovery; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business, including certain accounting policies.

MGE is subject to oversight and monitoring by MISO. Changes in MISO's resource adequacy process, including seasonal reserve margin requirements and capacity accreditation rules, impact how generating facilities, such as MGE's solar projects, are recognized for capacity. New methodologies, like the direct loss-of-load approach, could require MGE to revise its resource plans, add capacity, or purchase additional resources, potentially leading to costs that may not be recoverable through rates. In addition, existing or new facilities may have a reduction accredited capacity under MISO's seasonal process.

ATC, in which we have an investment, is subject to regulation by FERC as to, among other things, rates.

Failure to comply with applicable regulations may result in customer refunds, penalties, and other payments which could materially and adversely affect our financial condition, results of operations, and liquidity.

Our utility revenues are subject to regulatory proceedings and/or negotiated settlements, which can affect our ability to recover, and the timing of recovery of, costs that we incur in our operations.

Our utility customer rates have a material impact on our financial condition, results of operations, and liquidity. Our ability to obtain adjustments to those rates depends upon timely regulatory action under applicable statutes and regulations. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who may focus on differing elements of the rate setting process, including environmental matters, addressing affordability concerns. Decisions are subject to judicial review, potentially leading to additional uncertainty associated with the approval proceedings, including with respect to outcome and timing. Rate regulation provides us an opportunity to recover costs that have been reasonably incurred and the ability to earn a reasonable rate of return on invested capital. However, we have no assurance that our regulators will consider all of our costs to have been reasonably incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide a reasonable return on equity. We estimate the impacts of changes in customer growth and weather as part of our customer rates. Any reduction of sales from these factors may not result in rates that fully recover our costs and may require adjustments to our rates, which we cannot guarantee will be approved.

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

Our subsidiaries have incurred and may continue to incur costs from more stringent regulation of GHG from power plants, natural gas delivery, GHG used in power distribution, and efficiencies lost during power distribution. Compliance with such regulation may result in increased capital and operating costs, including expenditures for equipment, technology, and monitoring activities. While it is difficult to know the extent of possible legislation or regulatory activity, the federal government may consider, and could pass, some form of greenhouse gas legislation or regulations. In addition, litigation targeting GHG emissions from the electric power industry may also occur if the federal government fails to act on greenhouse gas initiatives.

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

Changes in federal income tax policy, including provisions under the Inflation Reduction Act (IRA) and One Big Beautiful Bill Act (OBBBA), or our inability to use or generate tax credits, may adversely affect our financial condition, results of operations, and cash flows, and credit ratings.

If corporate tax rates or policies change, we may be required to record material charges against earnings. Increased tax rates could create timing delays before regulated rates allow recovery of those tax increases in revenues. In addition, IRS tax policies such as tax normalization, Treasury Regulations, and evolving guidance under the IRA and OBBBA may impact our ability to economically deliver certain types of resources relative to market prices. OBBBA includes provisions for the phase-out of certain tax credits over time, creating uncertainty around long-term project economics and potentially accelerating investment timelines. These changes could require us to modify resource plans, accelerate construction schedules, or seek alternative financing structures, all of which may increase costs and risk. There is uncertainty regarding whether and how the current and future Presidential administrations or U.S. Congress will continue to address tax policy and regulation.

We have historically reduced our consolidated federal and state income tax liability through various tax credits. We may not be able to fully use these tax credits if future taxable income is insufficient or if transferability options are limited. Any future disallowance of credits due to legislative changes or adverse determinations could materially affect our tax obligations and financial results. The IRA introduced new labor requirements that are conditions to qualification for renewable tax credits. Failure to meet these requirements on renewable projects that began construction after January 28, 2023, could result in a significant reduction in the amount of renewable tax credits, which could adversely impact our financial condition and results of operations. OBBBA introduces additional eligibility requirements, including compliance with Foreign Entity of Concern (FEOC) rules, which may restrict the use of certain equipment or components in renewable projects. Failure to meet FEOC requirements could disqualify projects from tax credits, significantly increasing costs and reducing expected returns.

Our utility business owns and operates renewable energy generating facilities that produce PTC and ITC credits. The amount of credits earned depends on facility in-service dates and operating factors, including generation output, transmission constraints, pricing trends, adverse weather conditions, equipment reliability, and the applicable credit rates. These factors, combined with labor requirements under IRA and FEOC compliance risks and credit phase-outs under OBBBA, could reduce credits and increase federal income tax expense. We could also be forced to replace lost generation capacity with additional power purchases from third parties, potentially leading to increased costs. Any of the considerations mentioned above could have an adverse impact on our financial condition and results of operations, which could be material depending upon the cause of the disruption and its duration.

There is also uncertainty as to when or how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat impacts of any future federal or state tax regulation. These impacts could result in credit rating downgrades or negatively affect financial metrics such as funds from operations-to-debt ratios.

Operating Risk

We are affected by weather, which affects customer demand and can affect the operation of our facilities.

The demand for electricity and gas is affected by weather. Very warm and very cold temperatures, especially for prolonged periods, can dramatically increase the demand for electricity and gas for cooling and heating, respectively, as opposed to the softening effect of more moderate temperatures. Our electric revenues are sensitive to the summer cooling season and, to a lesser extent, the winter heating season. Similarly, very cold temperatures can dramatically increase the demand for gas for heating. A significant portion of our gas system demand is driven by heating. Extreme summer conditions or storms may stress electric systems, resulting in increased maintenance costs and limiting our ability to meet peak customer demand. As a result, our overall operating results may fluctuate substantially on a seasonal basis.

Demand for electricity and gas associated with existing data centers, and data centers developed in the future, could have a material impact on our operations.

We serve a variety of industries, including customers with large load requirements, such as data centers and other facilities. At this time, our service area does not include any large-scale data centers. The recent and ongoing expansion of data centers associated with increasing demand for artificial intelligence (AI) and other cloud‑based services is a national trend. This trend could lead to a significant increase in demand for electricity and gas if data centers expand or are developed within our service area over the next several years, which could require a rapid and significant increase in generation capacity and the development of related infrastructure. Alternatively, demand for electricity and gas could be lower than currently expected if the expansion of data centers and the associated increase in demand does not develop as anticipated.

We continue to evaluate the potential impacts of the development, construction, and operation of new data centers in our service area and will continue to evaluate potential mitigants to these risks, which could materially impact our operations, financial condition and results of operations. However, we cannot predict whether the data centers under consideration will ever commence operations in our service area or the size of the load obligations of data centers that do become operational. Furthermore, the City of Madison has enacted a temporary moratorium on the development of new large-scale data centers to evaluate their impact on local infrastructure and resources, which may delay or prevent the commencement of operations for planned projects within the City of Madison. Other pending or future legislative or regulatory actions may also impact the development, construction and operation of new data centers in our service area.

We could be adversely affected by changes in the development, and utilization by our customers, of power generation, storage, and use technologies, as well as emerging technologies such as AI.

Our revenues and the timing of cost recovery could be adversely impacted by improvements in power generation, storage, and use of technology to minimize energy use. Advancements in distributed generation, including commercial and residential solar installations and commercial micro turbines, continue to improve the cost-effectiveness of customer self-supply of electricity. Similarly, improvements in energy storage technology, such as batteries and fuel cells, enable customers to meet their around-the-clock electricity needs without relying on the electricity we provide.

Legislation or regulations could support these technologies, permit third-party sales, and allow interconnection to our distribution system. Improvements in energy efficiency and voluntary conservation efforts will also affect consumption. AI-driven energy management tools could also enable customers to optimize usage and further reduce purchases from us. Such developments could reduce customer purchases of electricity but may not reduce our investment and operating requirements due to our obligation to serve customers, including those whose self-supply resources fail. Because a portion of our costs are recovered through volumetric charges, reductions in electricity deliveries could affect the timing of our recovery of those costs and may require changes to rate structures.

We are affected by local, national, and worldwide economic activity.

MGE Energy's and MGE's operations are affected by local, national, and worldwide economic conditions. The consequences of a prolonged period of reduced economic activity may include lower demand for energy, uncertainty regarding energy prices and the capital and commodity markets, and increased credit risk. A decline in energy consumption may adversely affect our revenues and future growth. Increased credit risk reflects the risk that our retail customers will not pay their bills in a timely manner or at all, which may lead to a reduction in liquidity and an eventual increase in bad debt expense.

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

Our operations have been, and may continue to be, impacted by domestic and global supply chain disruptions which are delaying the delivery of materials, equipment, and other resources that are critical to our business operations and projects under construction, including our renewable energy projects. Supply interruptions could affect our ability to operate and maintain our system and ability to implement our long-term goals. Inflation has also increased prices of equipment, materials, employee wages and benefits, and other resources. Inflationary pressures in the economy could lead to higher expenses which may adversely impact our financial condition and results of operations.

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

A significant portion of our electric generating capacity is dependent on coal. Demand for coal has been, and may continue to be, impacted by prevailing prices for natural gas and coal plant closures and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of our fuel suppliers, has affected, and could in the future affect, our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to fulfill the underlying obligation at higher prices. The Columbia plant operator has been, and the plant operators may be, forced to reduce generation at our jointly-held coal units, which would cause us to replace this generation through additional power purchases from third parties. These factors may also affect the terms under which any of the existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

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

Generation, transmission systems, and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers' operations, could also negatively impact our business.

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

We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. Despite such measures, we have been and may in the future be subject to cyber incidents. While we have not been subject to cyber incidents that have had a material impact on operations to date, the safeguards we have may not always be effective due to the evolving nature of cyber attacks. Moreover, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. We cannot guarantee that the protections we have in place will be completely successful in the event of a cyber attack. If the technology systems were to fail or be breached by a cyber attack, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions, equipment may fail to work and confidential data could be compromised, any additional costs may not be recoverable in rates, or may exceed cyber insurance limits, or may not be covered by cyber insurance and could adversely impact our results of operations.

Catastrophic and unpredictable events, including, but not limited to, terrorist or other physical attacks, could have a material adverse effect on our business.

A terrorist attack, war, natural disaster, wildfire, severe storms, pandemic virus or disease, or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and operating results by: interrupting our normal business operations; causing employee absences or casualties, including loss of our key employees; interrupting or affecting supplier operations; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; reducing investor confidence; and disrupting, or causing volatility in, capital markets. No assurance can be given that future losses for such events will not exceed the limits of our insurance coverage, if applicable. While we maintain insurance coverage for certain losses arising from catastrophic events, such coverage may be subject to limits, retentions (deductibles), exclusions, or delays in recovery, and may materially increase in cost in the future. Uninsured or underinsured losses could materially and adversely affect our financial condition and results of operations. Facilities for electric generation, transmission, and gas and electric distribution are potential targets of terrorist threats and activities, including both physical or cyber attacks. A terrorist act or catastrophic event at our facilities or the facilities of other companies to which we are interconnected could result in a disruption of our ability to generate, transmit, transport, purchase, or distribute electricity or natural gas. Such an event would have additional adverse effects, including environmental ramifications, increased security and insurance costs, as well as general economic volatility or uncertainty within our service territories. The inability to maintain operational continuity and any additional costs incurred for repairing our facilities or making alternative arrangements could materially and adversely affect our financial condition and results of operations.

We face risk in connection with the completion of significant capital projects.

Our capital projects, such as our renewable generation and storage projects, are subject to various completion risks that could cause increases in costs or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the contractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions or tariffs; legal action; and unforeseen engineering or technology issues. Our capital projects may also be adversely affected by geopolitical instability, trade policy changes, or shortages of critical materials and equipment. Disruptions in global supply chains could delay project completion, increase costs, or affect system reliability. In the case of our renewable generation projects, we may face delays in the completion of the necessary transmission system connections or upgrades to accommodate the project.

If a capital project exceeds the approved project costs approved by the PSCW, we may not be able to recover those excess costs through regulated customer rates. If that happens, we may have to finance overruns through cash from operations, which may delay other projects, or by securing additional financing. Any or all of these methods may not be available when or in the amounts needed, on reasonable terms or at all.

Inability to recover excess costs, obtain additional financing when or if needed on reasonable terms or complete the project in a timely manner, could adversely impact our financial condition and results of operations. Further, our revenues and cash flows may not increase immediately following our expenditure of funds on a particular project or in the period during which the expenditure occurs, which could affect our liquidity and financial position.

Our stated long-term goals are based on various assumptions and beliefs that may not prove to be achievable in the time frame projected.

Some of our current long-term goals include MGE's target of net‐zero carbon electricity by 2050 and MGE's Energy 2030 framework, which describes our plan for growth in renewables generation. MGE is working to achieve a more sustainable energy future using cost‐effective renewable generation and storage technologies. Management established these goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. These long-term goals are based on certain assumptions regarding the timing, scope, and relative costs of technological advancements, including generation, storage and energy use technologies; levels of customer participation in programs and partnerships; our ability to transition away from or displace existing coal-fired resources; our ability to complete renewable generation and storage projects in a timely manner and within approved budgets; our ability to obtain recovery of costs in rates; and our ability to obtain the necessary permits or licenses for such projects. These assumptions may differ materially from actual future developments. Accordingly, we may not achieve our stated long-term goals in the timeframe projected or at all.

Failure to attract and retain an appropriately qualified workforce could affect our operations.

Because we operate in an industry that requires employees with specialized technical skills, we must attract, train, and retain a specialized workforce to meet current and future needs. Events such as an aging workforce without sufficient replacement workers, mismatch of skill sets to future needs, labor market conditions, evolving employee culture expectations, or unavailability of contract resources may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and time required for replacement employees to develop necessary skills. Failure to identify qualified replacement employees could increase costs as a result of decreased productivity and increased safety incidents. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected. We are also subject to multiple collective bargaining agreements covering approximately 318 employees as of December 31, 2025. Future negotiation of these collective bargaining agreements could lead to work stoppages or other disruptions to our operations, which could adversely affect our financial condition and results of operations.

Financial Risk

We are exposed to commodity price risk relating to our purchases of natural gas, electricity, coal, oil, and environmental allowances.

We face commodity price risk exposure with respect to the purchase of natural gas, electricity, coal, oil, and environmental allowances. We also face risk through our use of derivatives, such as futures, forwards, and swaps, to manage our commodity price risk. We could experience increased costs as a result of volatility in the market values of those commodities. We could also experience losses on our derivative contracts as a result of that market value volatility or if a counterparty fails to perform under a contract.

Interest rate movements and market performance affects our employee benefit plan costs.

Prevailing interest rates affect our assessment and determination of discount rates and are a key assumption in the determination of the costs and funding of our defined benefit pension plans. Changes in rates may impact the amount of expense and timing of contributions to those plans. The performance of the capital markets affects the values of the assets that are held in trust to satisfy the future obligations under our pension and postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. A decline in the market value of trust fund assets may increase our current and longer-term funding requirements by increasing the level of contributions required to meet benefit obligations. In addition, changes in workforce demographics, retirement patterns, life expectancy, or eligibility requirements for Social Security or Medicare could increase benefit costs and funding requirements for our pension and postretirement benefit plans.

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

MGE Energy is a holding company, with no operations of its own, and its ability to pay dividends on our common stock is dependent on the earnings and cash flows of operating subsidiaries and their ability to pay upstream dividends or to repay funds to MGE Energy. Our subsidiaries have financial obligations that must be satisfied before funding MGE Energy. These obligations include debt service and obligations to trade creditors, among others. Our subsidiaries are also subject to contractual and regulatory restrictions that may limit or impair their ability to pay dividends to MGE Energy. Certain regulatory orders impose conditions on dividend payments based on specified financial metrics or capital structure requirements, which could restrict the amount or timing of dividends paid to MGE Energy.

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

Item 2. Properties.

Electric Generation

Net summer rated capacity in service as of December 31, 2025, was as follows:

Plants(b)	Location	Commercial Operation Date	Fuel	Nameplate Capacity (MW)	Net Summer Rated Capacity (MW)(a)	No. of Units
Coal Facilities:
Columbia(c)	Portage, WI	1975 & 1978	Low-sulfur Coal	211	213	2
Elm Road Units(c)	Oak Creek, WI	2010 & 2011	Coal	106	109	2

Natural Gas Facilities:
Blount	Madison, WI	1957 & 1961	Natural Gas	100	96	2
Nine Springs	Madison, WI	1964	Natural Gas	16	14	1
Sycamore	Madison, WI	1967 & 1971	Natural Gas	38	30	2
Fitchburg	Fitchburg, WI	1973	Natural Gas	53	34	2
West Marinette	Marinette, WI	2000	Natural Gas/Oil	90	71	1
WCCF(c)	Madison, WI	2005	Natural Gas/Oil	157	132	2
West Riverside(c)	Beloit, WI	2020	Natural Gas	50	47	2

Distributed Generators:
Multiple Locations	Madison, WI	1998-2021	ULSFO(d)	70	53	60

Wind Facilities:
Lincoln-Red River	Kewaunee County, WI	1999	Wind	11	1	17
Top of Iowa	Brookfield, IA	2008	Wind	30	4	18
Forward(c)	Dodge & Fond du Lac Counties, WI	2008	Wind	18	3	86
Saratoga	Howard County, IA	2019	Wind	66	17	33
Red Barn(c)	Grant County, WI	2023	Wind	9	2	28

Solar Facilities:
Morey Field	Middleton, WI	2020	Solar	6	3	4
Two Creeks(c)	Two Creeks, WI	2020	Solar	50	36	48
Dane County	Madison, WI	2020	Solar	10	7	4
O'Brien	Fitchburg, WI	2021	Solar	22	14	8
Badger Hollow I & II(c)	Monfort, WI	2021 & 2023	Solar	100	72	400
Hermsdorf	Madison, WI	2022	Solar	8	6	64
Tyto	Fitchburg, WI	2024	Solar	6	4	24
Paris(c)	Paris, WI	2024	Solar	20	15	53
Strix	Fitchburg, WI	2025	Solar	6	2	24
Darien(c)	Rock & Walworth Counties, WI	2025	Solar	25	17	65

Energy Storage:
Paris(c)	Paris, WI	2025	Battery	11	10	30
Total				1,289	1,012

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
•
WCCF is jointly-owned by MGE and UW. Per the joint plant agreement, the UW is allocated 17 MW of the net capability of these units during the summer cooling season. The net summer-rated capacity shown reflects this decrease. MGE's ownership interest is 55%. See "WCCF" below for further information.
•
West Riverside is jointly owned by multiple parties including MGE and WPL, which operates the facility. Power from this facility is shared in proportion to each owner's ownership interest. Commercial operation date of facility was 2020. MGE purchased its ownership interest of 6.9% in 2023 and 2024.

•
Forward is jointly owned by MGE, WPL and WPSC, which operates the facility. Power from this facility is shared in proportion to each owner's ownership interest. Commercial operation date of facility was 2008. MGE purchased its 12.8% ownership interest in 2018.
•
Red Barn is jointly owned by MGE and WPSC, which operates the facility. MGE's ownership interest is 10%.
•
Two Creeks and Badger Hollow I and II are both jointly owned with WPSC, which operates the facilities. MGE's ownership interest is 33%.
•
Paris and Darien are both jointly owned by MGE, WPSC and WEPCO, which operates the facilities. MGE's ownership interest is 10%.
(d)
ULSFO is ultra low-sulfur fuel oil.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two units, which, as of December 31, 2025, accounted for 21% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. As of December 31, 2025, MGE had a 19% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. Operational, regulatory, and environmental regulation considerations have impacted and continue to impact Columbia's generation planning. MGE, as a minority owner, and Columbia's other co-owners continue to evaluate transitioning away from coal and continue to evaluate replacing the generation from Columbia while maintaining electric service reliability. MGE and Columbia's co-owners are exploring converting Columbia to natural gas.

The Columbia units burn low-sulfur sub-bituminous coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units was approximately 87 days as of December 31, 2024, and approximately 84 days as of December 31, 2025.

Elm Road Units and WCCF

MGE Power Elm Road and two other utilities own undivided interests in the Elm Road Units, consisting of two units, which, as of December 31, 2025, accounted for 11% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. The Elm Road Units burn sub-bituminous coal from the Powder River Basin in Wyoming and bituminous coal obtained from northern West Virginia and southwestern Pennsylvania. MGE's share of the coal inventory supply for the Elm Road Units was approximately 59 days as of December 31, 2024, and approximately 48 days as of December 31, 2025. MGE Power Elm Road's share of the Elm Road Units is reflected in "Property, plant, and equipment, net" on MGE Energy's and MGE's consolidated balance sheets. In October 2025, MGE, along with the plant co-owners, filed a joint application with the PSCW to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. Transition plans and costs will be subject to PSCW approval. By the end of 2030, coal is expected to be used only as a backup fuel at the Elm Road Units. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal.

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

Electric and Gas Distribution Facilities

As of December 31, 2025, MGE owned 811 miles of overhead electric distribution line and 1,386 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by 47 substations, installed with a capacity of 1.2 million kVA. MGE's gas facilities include 3,117 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

As of December 31, 2025, the principal plants and properties of MGE were subject to a lien related to its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds were issued. On January 27, 2026, MGE completed a redemption of all outstanding first mortgage bonds, and delivered to the Trustee a satisfaction and discharge which, pursuant to the terms of the Indenture, effectively discharged the Indenture. MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of the senior secured notes issued by MGE Power Elm Road. MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of the senior secured notes issued by MGE Power West Campus. See Footnote 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information regarding these first mortgage bonds and the entitlement of certain senior notes issued by MGE to be equally and ratably secured if MGE issues additional first mortgage bonds.

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

Item 4. Mine Safety Disclosures.

MGE Energy and MGE - Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. As of February 20, 2026, there were 13,655 shareholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

For additional information regarding dividends and dividend restrictions, see Footnote 15 of the Notes to the Consolidated Financial Statements under Part II, Item 8. Financial Statements and Supplementary Data in this Report.

MGE

As of February 20, 2026, there were 17,347,894 outstanding shares of MGE common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below in this report.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2020 through 2025. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities. The cumulative total returns over the indicated period are based on historical data and should not be considered indicative of future returns.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2020 with dividends reinvested)

$2,000
$1,500
$1,000
$500
$0
$1,247
2020
2021
2022
2023
2024
2025
MGEE
Russell 2000
EEI Index

Value of Investment as of December 31,

	2020	2021	2022	2023	2024	2025
MGEE	$1,000	$1,199	$1,048	$1,102	$1,463	$1,247
Russell 2000	1,000	1,148	914	1,068	1,191	1,344
EEI Index	1,000	1,171	1,185	1,082	1,288	1,438

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•
Regulated electric utility operations, conducted through MGE, which generate and distribute electricity to approximately 170,000 customers in Dane County, Wisconsin,
•
Regulated gas utility operations, conducted through MGE, which distribute natural gas to approximately 180,000 customers in seven south-central and western Wisconsin counties,
•
Nonregulated energy operations, conducted through MGE Power and its subsidiaries, which owns interests in electric generating capacity that is leased to MGE,
•
Transmission investments, representing our equity investment in ATC, which owns and operates electric transmission facilities primarily in Wisconsin, and ATC Holdco, a company created to facilitate out-of-state electric transmission development and investments, and
•
All other, which includes investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, and North Mendota, and corporate operations and services.

Our primary focus is our core utility customers, which are served by MGE as well as creating long-term value for our shareholders. MGE seeks to meet its customers' expectations for reasonably priced, reliable electric and gas service provided in a responsible manner. That responsibility is manifested in actions MGE has taken, and will continue to take, to achieve its goal of net-zero carbon by 2050.

As part of this long‑term transition, MGE continues to evaluate the role of coal‑fired generation in its portfolio, including previously announced plans regarding the Columbia Energy Center and the planned fuel transition at the Elm Road Units. MGE remains focused on reducing reliance on coal over time and expanding ownership of renewable generation to support a cleaner, reliable energy future.

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

We have not included a discussion of results of operations and changes in financial position for the year ended December 31, 2024, as compared to the year ended December 31, 2023. That discussion can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 25, 2025.

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors of this Report.

During the year ended December 31, 2025, MGE Energy's earnings were $135.9 million or $3.72 per share compared to $120.6 million or $3.33 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2025, were $104.1 million compared to $89.4 million for the same period in the prior year.

MGE Energy's net income (loss) was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2025	2024
Electric Utility	$85.8	$74.5
Gas Utility	16.3	13.7
Nonregulated Energy	24.8	24.1
Transmission Investments	9.5	8.9
All Other	(0.5)	(0.6)
Net Income	$135.9	$120.6

Our net income during 2025 compared to 2024 primarily reflects the effects of the following factors:

Electric Utility

Earnings for 2025 increased year-over-year, primarily driven by a rise in the rate base due to increased electric investments approved in the 2024/2025 rate case. Additionally, higher electric residential sales contributed to the increase, partially due to growth in residential customers. Favorable weather conditions further contributed to increased residential sales in 2025.

Gas Utility

Higher gas retail sales in 2025 contributed to higher gas earnings for 2025, compared to the same period in the prior year. Gas retail sales increased approximately 14% for 2025, compared to the prior year period. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 18% in 2025 compared to the same period in the prior year.

Significant Events

The following events affected our results of operations in 2025:

2024/2025 Rate Proceeding: In December 2023, the PSCW approved a 4.17% increase to electric rates and 1.32% increase to gas rates for 2025. The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63%. See "Other Matters" below for additional information on the 2024/2025 rate proceeding.

The 2024/2025 rate order included an earnings sharing mechanism, under which, if MGE earns above the 9.7% ROE authorized in the rate order: (i) MGE will retain 100% of earnings for the first 15 basis points above the authorized ROE; (ii) 50% of the next 60 basis points will be required to be deferred and returned to customers; and (iii) 100% of any remaining excess earnings will be required to be refunded to customers. The earnings calculation excludes fuel rules adjustments.

Large Scale Utility Projects: Large scale generation projects recently completed or under construction, are summarized in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets. See "Capital Expenditures" below for additional information on projects.

Source (In millions)	Share of Estimated Costs(a)	Costs Incurred as of December 31, 2025(a)(b)
Solar	$584.0	$185.4
Wind	73.0	10.7
Battery	224.3	85.1
Storage	22.0	2.7
Other	11.0	0.1

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $5.4 million, $3.2 million, $2.3 million, $1.4 million, $0.6 million of AFUDC equity earnings through December 31, 2025, on Paris, Darien, Koshkonong, High Noon, and other projects, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.

Deferred Fuel Savings: As of December 31, 2025, MGE deferred $7.1 million of 2025 fuel savings. These costs will be subject to the PSCW's annual review of 2025 fuel costs, expected to be completed during 2026. See Footnote 9.b. of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information regarding fuel proceedings.

2024 Annual Fuel Proceeding: MGE had fuel savings in 2024. As of December 31, 2024, MGE deferred $3.0 million of 2024 fuel savings. The PSCW has completed their review of 2024 fuel costs and approved MGE's return of these savings in October 2025. There was no change to the costs to be refunded as a result of the fuel rules proceedings from the amount MGE deferred in 2024.

Tax Update: On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to tax credits and compliance requirements. See "Other Matters" below for additional information on the OBBBA.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, was the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. MGE Energy derived approximately 6.6% and 7.4% of net income for 2025 and 2024, respectively, from the investment in ATC.

During 2026, several items may affect our financial condition and results of operations, including:

2026/2027 Rate Settlement Agreement: In December 2025, the PSCW approved a unanimous settlement agreement that MGE reached with intervening parties in its 2026/2027 rate case. As part of the settlement agreement, the PSCW approved a 0.15% increase for electric rates and a 2.77% increase to gas rates for 2026 and a 3.63% increase for electric rates and a 2.04% increase to gas rates for 2027. See "Other Matters" below for additional information on the 2026/2027 rate case settlement.

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

Future Generation - MGE continues to work toward its goal of net-zero carbon electricity by 2050. Solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal.

•
Growing renewable generation and storage. MGE is seeking to acquire, or has acquired, joint interests in several renewable generation and storage projects. The forecasted capital expenditures include approximately 252 MW of solar, 18 MW of wind, and 125 MW of storage, which include projects approved or pending PSCW approval. See the 2026-2030 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on those projects.

•
Transitioning away from coal. Elm Road Units: In October 2025, MGE, along with the plant co-owners, filed a joint application with the PSCW to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. See the

2026-2030 capital expenditures forecast included under "Liquidity and Capital Resources" below for additional information. By the end of 2030, coal is expected to be used only as a backup fuel at the Elm Road Units. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal.

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

Environmental Initiatives – Natural gas distribution: Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system in a quick and cost-effective manner. MGE offers two voluntary renewable natural gas programs. The initial program, launched in May 2024, enables customers to offset emissions associated with their natural gas consumption through a mechanism in which MGE purchases renewable thermal credits and retires them on behalf of participating customers. The second program, launched in January 2026, enables customers to inject renewable natural gas produced on the customer's premise into MGE's distribution system; customers may sell the natural gas to MGE or another third party and may retain or sell to MGE or another third party the associated environmental attributes.

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

Financing and Equity Issuance Plans: As of December 31, 2025, MGE has $230 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures. In January 2026, MGE issued $90 million of long-term debt. See "Liquidity and Capital Resources" below for additional information. MGE expects to use a portion of the remaining authority during 2026 to finance authorized utility capital expenditures. In 2026, MGE Energy expects to begin issuing new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan. The amount and timing of any financings will be primarily driven by capital investments and cash requirements and will depend upon market conditions, regulatory approvals, and other factors.

Large-Load Growth: Management is seeing growing interest from large‑load customers, including data‑intensive and technology‑focused operations, seeking reliable and scalable electric service in our service territory. Our favorable location, strong regional transmission access, and proximity to major economic and research institutions support this interest. MGE engages early with prospective customers to evaluate load needs, interconnection requirements, and potential system impacts. Although the timing and size of individual projects remain uncertain, these inquiries represent a potential source of incremental and durable load growth.

The following discussion is based on the business segments as discussed in Footnote 22 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Results of Operations

Year Ended December 31, 2025, Versus the Year Ended December 31, 2024

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except CDD)	2025	2024	% Change	2025	2024	% Change
Residential	$187,264	$174,756	7.2%	899,781	860,759	4.5%
Commercial	258,044	255,240	1.1%	1,807,517	1,777,835	1.7%
Industrial	12,330	12,948	(4.8)%	143,206	141,976	0.9%
Other-retail/municipal	40,048	40,796	(1.8)%	370,046	373,272	(0.9)%
Total retail	497,686	483,740	2.9%	3,220,550	3,153,842	2.1%
Sales to the market	30,654	10,893	181.4%	402,875	226,004	78.3%
Other revenues	3,214	3,040	5.7%	—	—	—%
Total	$531,554	$497,673	6.8%	3,623,425	3,379,846	7.2%

Cooling degree days (normal 733)				757	728	4.0%

Electric revenue increased $33.9 million during 2025 compared to 2024, due to the following:

(In millions)
Sales to the market	$19.8
Rate changes	10.0
Increase in residential volume	6.7
Customer fixed and demand charges	4.9
Net increase in commercial, industrial and other-retail/municipal volume	2.9
Other	0.2
Revenue subject to refund, net	(10.6)
Total	$33.9

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During 2025, market volumes increased compared to 2024, reflecting increase in sales. Additionally, the cost of capacity sold increased, contributing to the revenue generated from increased sales to the market from excess generation and purchases. The revenue generated from these sales is largely offset by fuel rules costs, and do not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

•
Rate changes. In December 2024, the PSCW authorized MGE to increase 2025 rates for retail electric customers by approximately 2.63%. Rates charged to retail customers during 2025 were $10.0 million higher than those charged during 2024. See Footnote 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Residential Volume. During 2025, residential sales increased by approximately 5% compared to 2024. This increase was driven by favorable weather conditions and an increase in customers during 2025, compared to the same period in the prior year.

•
Customer fixed and demand charges. During 2025, fixed and demand charges increased $4.9 million primarily attributable to the increase in demand charges for commercial customers.
•
Commercial, industrial, and other-retail/municipal volume. During 2025, there was an approximately 2% increase in commercial sales compared to the same period in the prior year. This increase was driven by more favorable weather conditions and increased use per customer in the current year.

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

Electric fuel and purchased power

	Year Ended December 31,
(In millions)	2025	2024	$ Change
Fuel for electric generation	$70.8	$54.0	$16.8
Purchased power	20.0	32.9	(12.9)

The $16.8 million increase in fuel for electric generation was due to an approximately 16% increase in internal generation as well as an approximately 13% increase in the average cost.

Excluding deferred fuel costs, purchased power decreased $6.2 million. The decrease in purchased power was due to an approximately 39% decrease in market purchases as a result of increased internal generation. Furthermore, there was an approximately 1% increase in average cost partially offsetting the decrease in market purchases. Deferred fuel cost recovered in 2024 was $6.7 million. There were no deferred fuel costs recovered during 2025.

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

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average	Revenues			Therms Delivered
rate per therm of retail customer)	2025	2024	% Change	2025	2024	% Change
Residential	$123,719	$106,150	16.6%	107,304	93,613	14.6%
Commercial/Industrial	80,560	65,021	23.9%	104,697	91,804	14.0%
Total retail	204,279	171,171	19.3%	212,001	185,417	14.3%
Gas transportation	6,582	6,905	(4.7)%	73,342	70,001	4.8%
Other revenues	562	511	10.0%	—	—	—%
Total	$211,423	$178,587	18.4%	285,343	255,418	11.7%
Heating degree days (normal 6,876)				6,845	5,812	17.8%
Average rate per therm of retail customer	$0.964	$0.923	4.4%

Gas revenue increased $32.8 million during 2025 compared to 2024, due to the following:

(In millions)
Rate changes	$21.9
Increase in volume	18.2
Revenue subject to refund, net	(3.9)
Other	(3.4)
Total	$32.8

•
Rate changes. In December 2023, the PSCW authorized MGE to increase 2025 rates for retail gas customers by approximately 1.32%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased, driving higher rates during 2025.

The average retail rate per therm excluding customer fixed charges for 2025, increased approximately 4% compared to 2024, reflecting an increase in natural gas commodity costs (recovered through the PGA).

•
Volume. For 2025, retail gas deliveries increased approximately 14% compared to 2024 primarily attributable to unfavorable weather conditions in 2024.

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

•
Other. Other gas revenues decreased in 2025 compared to 2024 primarily related to lower residential customer fixed charges. The PSCW approved a reduction in the customer fixed charge component of the residential gas rate in the 2025 rate proceeding.

Cost of gas sold

Cost of gas sold increased $24.3 million in 2025 compared to 2024. Therms delivered increased approximately 14% primarily driven by weather and cost per therm increased approximately 14%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

For 2025, operations and maintenance expenses increased $8.0 million, compared to 2024. The following contributed to the net change:

(In millions)
Increased transmission costs	$3.2
Increased electric production expenses	3.0
Increased customer accounts costs	0.9
Increased administrative and general costs	0.8
Increased other expenses	0.7
Increased gas distribution expenses	0.3
Decreased electric distribution expenses	(0.9)
Total	$8.0

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

Consolidated depreciation expense

Electric depreciation expense increased $4.9 million and gas depreciation expense increased $0.6 million for 2025, compared to 2024. Paris solar was placed in service in December 2024, Darien solar was placed in service in March 2025, and Paris battery was placed in service in June 2025. The timing of the in-service dates contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income increased $1.0 million and gas other income decreased $0.4 million during 2025, compared to 2024, primarily related to pension and other postretirement costs, excluding service costs. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through certain of MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2025 and 2024, net income at the nonregulated energy operations segment was $24.8 million and $24.1 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During 2025 and 2024, other income from the transmission investment segment primarily reflected ATC's operations and was $13.0 million and $12.3 million, respectively. See Footnote 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report and "Other Matters" below for summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $0.6 million in other income from all other operations during 2025 compared to 2024, primarily reflects results from investment gains recognized in the current year, from venture capital funds. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability. This increase was partially offset by a $2.5 million (pre-tax) voluntary contribution to the Madison Gas and Electric Foundation, MGE's philanthropic arm, in 2025.

Consolidated Income Taxes - MGE Energy and MGE

See Footnote 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for the effective tax rate reconciliation.

Noncontrolling Interest, Net of Tax - MGE

Noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road and MGE Power West Campus. MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus. They are not owned by MGE. Due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. The following table shows MGE's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Year Ended December 31,
(In millions)	2025	2024
MGE Power Elm Road	$15.2	$15.6
MGE Power West Campus	7.5	7.3

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. During the beginning of 2025, MGE Energy issued new shares of common stock to participants in our Direct Stock Purchase and Dividend Reinvestment Plan until May 2025 when it purchased shares in the open market. Beginning in March 2026, MGE Energy expects to issue new shares of common stock to participants in the Direct Stock Purchase and Dividend Reinvestment Plan. MGE Energy also expects to generate funds from operations and both long-term and short-term debt financing. The amount and timing of any financings will be primarily driven by capital investments and cash requirements and will depend upon market conditions, regulatory approvals, and other factors. MGE plans to maintain a capital structure consistent with authorized levels approved by its regulator. See "Credit Facilities" below for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2025 and 2024:

	MGE Energy		MGE
(In thousands)	2025	2024	2025	2024
Cash provided by (used for):
Operating activities	$263,234	$277,784	$254,651	$272,953
Investing activities	(350,561)	(241,487)	(345,546)	(239,013)
Financing activities	71,567	(26,827)	76,154	(20,586)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal (decreases) increases in cash flows from operating activities during 2025, compared to 2024, were as follows:

(In millions)	MGE Energy	MGE
Higher payments for fuel and purchased power at our generation plants, as well as higher natural gas costs to our customers	$(33.1)	$(33.1)
Higher payments for other operation and maintenance expenses	(32.1)	(32.9)
Changes in income taxes paid/received - includes proceeds from renewable tax credits transferred to other corporate taxpayers during 2025 and 2024 of $10.9 million and $18.5 million, respectively	(19.4)	(20.1)
Higher payments for hosted software asset expenditures	(2.3)	(2.3)
Higher payments for interest, driven by MGE's issuance of long-term debt	(1.4)	(1.4)
Higher overall collections from customers, driven by higher electric and gas residential sales	71.5	71.5
Higher dividends received from ATC investment	2.2	—
Decrease in cash provided by operating activities	$(14.6)	$(18.3)

Capital Requirements and Investing Activities

The principal (decreases) increases in cash flows from investing activities during 2025, compared to 2024, were as follows:

(In millions)	MGE Energy	MGE
Capital expenditures, primarily reflects an increase in electric and gas utility expenditures, specifically related to spending for High Noon, Sunnyside, and Koshkonong construction	$(106.3)	$(106.3)
Capital contributions in ATC and other investments	(4.7)	—
Proceeds from the sale of investments	1.9	—
Other investing activities	—	(0.2)
Decrease in cash flows from investing activities	$(109.1)	$(106.5)

See "Capital Expenditures" below for more information.

Capital Expenditures

The following table shows MGE Energy's actual capital expenditures for both 2024 and 2025, and forecasted capital expenditures for 2026 through 2030:

(In thousands)	Actual		Forecasted
For the years ended December 31,	2024	2025	2026	2027	2028	2029	2030
Electric	$192,469	$285,576	$350,000	$530,000	$250,000	$260,000	$260,000
Gas	38,101	48,003	35,000	35,000	40,000	40,000	45,000
Utility plant total	230,570	333,579	385,000	565,000	290,000	300,000	305,000
Nonregulated	6,355	9,641	10,000	15,000	10,000	10,000	10,000
MGE Energy total	$236,925	$343,220	$395,000	$580,000	$300,000	$310,000	$315,000

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

Forecasted capital expenditures reflect the following significant generation and storage projects that are currently under construction or pending regulatory approval:

Project	Ownership Interest	Source	Share of Generation/Battery Storage	Share of Costs(b)	In-Service or Estimated Date of Commercial Operation
Darien(a)	10%	Battery	7.5 MW	$18 million(c)(d)(f)	2026
Sunnyside(a)	100%	Solar/Battery	20 MW/40 MW	$112 million(c)	2026
Koshkonong(a)	10%	Solar/Battery	30 MW/16.5 MW	$93 million(c)(d)(f)	2026 Solar 2027 Battery
High Noon(a)	10%	Solar/Battery	30 MW/16.5 MW	$99 million(c)(d)	2027
Columbia Energy Dome(a)	19%	Storage	3 MW	$22 million(c)(d)(f)(g)	2027
Ursa(a)	10%	Solar	20 MW	$46 million(c)	2027
Badger Hollow(a)	10%	Wind	11.2 MW	$36 million(c)	2027
Whitetail(a)	10%	Wind	6.7 MW	$23 million	2027
Forward Repower(a)	13%	Wind	18 MW	$14 million(c)	2027
RockGen(e)(i)	33%	Natural Gas	168 MW	$203 million	2027
Elm Road(e)(h)	8%	Natural Gas Conversion	106 MW	$11 million	2028
Dawn Harvest(e)	10%	Solar	15 MW	$34 million	2028
Good Oak(e)	10%	Solar	9.8 MW	$22 million	2028
Gristmill(e)	10%	Solar	6.7 MW	$15 million	2028
Saratoga(a)	10%	Solar/Battery	15 MW/5 MW	$46 million(c)	2028
Fox(e)	10%	Solar	10 MW	$27 million	2028
Superior(e)	10%	Solar	15 MW	$40 million	2028
Akron(e)	10%	Solar	20 MW	$52 million	2029
Dawn Break(e)	10%	Solar/Battery	18 MW/18 MW	$78 million	2029
Emerald Bluffs(e)	10%	Solar	22.5 MW	$57 million	2029

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
(g)
The project was awarded with a grant from the U.S. Department of Energy Office of Clean Energy Demonstrations. The grant will reduce the total estimated project expenses. MGE holds a 19% ownership interest in this project and the cost, after grant, is expected to be approximately $16 million.
(h)
In October 2025, MGE and other co-owners filed a joint application with the PSCW for upgrades to the non-regulated Elm Road Units. The project would convert existing coal-fired boilers to natural gas. MGE holds an 8.33% ownership interest in the facility. MGE's estimated cost is approximately $11 million. If approved, the project is expected to be placed in service in 2028.
(i)
In February 2026, MGE executed an asset purchase agreement to acquire 33.4% ownership interest in the RockGen Energy Center, an existing natural gas-fired generating plant near Cambridge, Wisconsin. MGE's estimated cost is approximately $203 million. If approved, the project is expected to be placed in service in 2027.

MGE continues to assess the potential impact of procurement disruptions on current and future generation projects that may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed, and expect to continue to file, notifications with the PSCW and expect to request recovery of any increases in MGE's future rate proceedings. See further information on procurement disruptions discussed earlier under "Executive Overview."

Other local solar and battery storage projects: In 2026 through 2028, electric renewable capital expenditures include local investments in solar generation and battery storage. Forecasted total capital expenditures for those years is approximately $55 million.

Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during 2025, compared to 2024, were as follows:

(In millions)	MGE Energy	MGE
Change in short-term debt borrowings, net	$130.5	$130.5
Lower distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(a)	—	5.7
Lower issuance of common stock	(27.9)	—
Lower cash distribution from parent (MGE Energy)	—	(22.3)
Higher cash dividends to parent (MGE Energy)	—	(17.0)
Higher cash dividends paid, dividend rate per share ($1.85 vs. $1.76)	(4.0)	—
Change in long-term debt(b)	(0.1)	(0.1)
Other financing activities	(0.1)	(0.1)
Increase in cash flows from financing activities	$98.4	$96.7

(a)
The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.
(b)
During both 2025 and 2024, MGE issued $50 million of senior unsecured notes that were used to assist with financing additional capital expenditures and other corporate obligations.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2025, is 58.0%, as determined under the calculation used in the rate proceeding. This restriction did not restrict MGE's payment of dividends in 2025. Cash dividends of $51.5 million and $34.5 million, respectively, were paid by MGE to MGE Energy in 2025 and 2024. The rate proceeding calculation includes indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2025, approximately $807.2 million was available for the payment of dividends under this covenant. On January 27, 2026, MGE completed a redemption of all outstanding first mortgage bonds, and delivered to the Trustee a satisfaction and discharge which, pursuant to the terms of the Indenture, effectively discharged the Indenture.

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

Credit Facilities

As of December 31, 2025, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Letters of Credit Issued Inside Credit Facilities	Outstanding Borrowings	Available Capacity	Expiration Date
(In millions)
MGE Energy	$50.0	$—	$—	$—	$50.0	November 8, 2027
MGE	$130.0	$92.5	$0.6	$—	$36.9	November 8, 2027

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

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. As of December 31, 2025, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 41.1% and 44.5%, respectively. See Footnote 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2025	2024
Common shareholders' equity	58.9%	61.5%
Long-term debt(a)	36.8%	38.5%
Short-term debt	4.3%	—

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2025, representing future cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$818,115	$21,633	$80,641	$62,036	$653,805
Short-term debt(b)	94,527	94,527	—	—	—
Interest expense(c)	511,030	36,966	69,805	62,978	341,281
Leases(d)	58,686	2,427	3,510	2,218	50,531
Purchase obligations(e)	717,951	91,181	149,317	126,916	350,537
Construction obligations(f)	296,911	175,449	121,462	—	—
Other obligations(g)	17,602	13,663	1,479	1,127	1,333
Total MGE Energy contractual obligations	$2,514,822	$435,846	$426,214	$255,275	$1,397,487

MGE
Long-term debt(a)	$818,115	$21,633	$80,641	$62,036	$653,805
Short-term debt(b)	94,527	94,527	—	—	—
Interest expense(c)	511,030	36,966	69,805	62,978	341,281
Leases(d)	58,686	2,427	3,510	2,218	50,531
Purchase obligations(e)	717,951	91,181	149,317	126,916	350,537
Construction obligations(f)	296,911	175,449	121,462	—	—
Other obligations(g)	11,719	7,780	1,479	1,127	1,333
Total MGE contractual obligations	$2,508,939	$429,963	$426,214	$255,275	$1,397,487

(a)
Long-term debt consisting of unsecured medium-term notes and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus. See Footnote 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of the long-term debt outstanding as of December 31, 2025.
(b)
Short-term debt consisting of commercial paper and a promissory note for MGE. See Footnote 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
(c)
Amount represents interest expense on long-term debt. See Footnote 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of the long-term debt outstanding as of December 31, 2025.
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
(f)
Construction obligations consist of solar, wind, and storage projects approved.
(g)
Other obligations are primarily related to investment commitments, environmental projects, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2026. The contributions for years after 2026 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. In January 2026, MGE Transco made a $4.5 million contribution to ATC. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and the development activities by ATC Holdco.

In January 2026, MGE entered into a private placement Note Purchase Agreement in which it issued $90 million of senior unsecured notes. In January 2026, MGE completed a redemption of all $1.2 million of its outstanding first mortgage bonds, which were the last remaining series of first mortgage bonds outstanding under the Indenture. See Footnote 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for information on the senior note issuance and redemption of the first mortgage bonds.

MGE Energy's and MGE's commercial commitments as of December 31, 2025, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Lines of credit(a)	$180,000	$—	$180,000	$—	$—

MGE
Lines of credit(b)	$130,000	$—	$130,000	$—	$—

(a)
Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in November 2027. As of December 31, 2025, MGE Energy had no borrowings outstanding under this credit facility.
(b)
Amount includes two committed revolving credit agreements totaling $130 million expiring in November 2027. These credit facilities are used to support commercial paper issuances. As of December 31, 2025, MGE had $92.5 million of commercial paper outstanding backed by the facilities and no borrowings outstanding. As of December 31, 2025, MGE had $0.6 million of letters of credit issued inside credit facilities.

Other Matters

Rate Matters

In December 2023, the PSCW approved the 2024/2025 rate application for a 4.17% increase for electric rates and a 1.32% increase to gas rates for 2025. The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63%.

In December 2025, the PSCW approved a settlement agreement for MGE's 2026/2027 rate case. As part of that settlement agreement, the PSCW approved a 0.15% increase for electric rates and a 2.77% increase to gas rates for 2026 and a 3.63% increase for electric rates and a 2.04% increase to gas rates for 2027.

Details related to MGE's 2024/2025 rate proceeding and 2026/2027 settlement are as follows:

(Dollars in thousands)	Authorized Average Rate Base(a)	Authorized Average CWIP(b)	Authorized Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2025 Test Period)	$1,241,502	$7,106	9.7%	56.06%	1/1/2025
Gas (2025 Test Period)	341,369	7,146	9.7%	56.06%	1/1/2025
Electric (2026 Test Period)	$1,346,269	$37,232	9.8%	56.09%	1/1/2026
Gas (2026 Test Period)	375,594	7,764	9.8%	56.09%	1/1/2026
Electric (2027 Test Period)	$1,537,938	$33,082	9.8%	56.05%	1/1/2027
Gas (2027 Test Period)	393,558	8,912	9.8%	56.05%	1/1/2027

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

ATC

MISO transmission owners, including ATC, were previously involved in complaints filed at the FERC challenging the base ROE applicable to MISO transmission owners for historical periods. In October 2024, FERC issued a final order resolving the remaining matters related to these complaints, resulting in a four‑basis‑point reduction to the base ROE applicable to the first complaint period and periods subsequent to September 2016, while reaffirming dismissal of the second complaint. Prior to the ruling, MGE Energy's share of ATC’s earnings reflected a possible loss of approximately $1.2 million, inclusive of interest and net of tax, for a possible additional refund for the First Complaint Period and for the period following the Second Complaint Period. As a result of the October 2024 ruling, during the fourth quarter 2024 earnings in ATC reflected an approximately $0.8 million reduction of the reserve. These matters were fully resolved in 2024 and had no impact on the Company's results of operations, cash flows, or financial condition in 2025.

We derived approximately 6.6% and 7.4% of our net income for 2025 and 2024, respectively from our investment in ATC.

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

U.S. Department of Commerce - Solar Cells and Modules

In August 2023, the U.S. Department of Commerce issued its final determination on a solar tariff investigation that began in 2022, finding that Chinese manufacturers were circumventing tariffs on solar panels by shipping them through four Southeast Asian countries. A 24-month exemption from tariffs for solar panel and module imports from these four countries was in effect from June 2022 until June 6, 2024. In May 2024, the Biden Administration announced that bifacial solar panels would be subject to safeguard tariffs under Section 201 of the Trade Act of 1974, from which they were previously excluded. President Biden also directed U.S. Trade Representatives to increase tariffs under Section 301 from 25% to 50% on solar cells and modules. This change went into effect in September 2024. In April 2025, the U.S. Department of Commerce issued final determinations indicating that panel cells imported from Cambodia, Malaysia, Thailand, and Vietnam are being unfairly traded. The U.S. International Trade Commission issued a final injury ruling in favor of the tariffs, which went into effect in June 2025. In August 2025, the U.S. Court of International Trade ruled that the two-year moratorium on these duties was illegal and therefore Customs and Border Protection may collect retroactive tariffs on imports that occurred during the moratorium. The case has been appealed to the U.S. Court of Appeals for the Federal Circuit and the order is stayed pending appeal. Furthermore, in late 2025, the Department of Commerce initiated new anti-dumping and countervailing duty investigations into solar imports from India, Indonesia, and Laos. Preliminary determinations for these investigations are expected in early 2026, which may further restrict the availability of alternative supply sources. Additionally, a new 'Section 232' national security investigation into the global polysilicon supply chain was launched in late 2025, which could result in broad, global tariffs on solar components regardless of their country of origin. MGE continues to assess the potential impact of these tariffs on current and future solar projects, which may result in increased costs, delays in construction timelines, or a new and potentially material financial liability due to retroactive tariffs. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we have filed and expect to continue to file a notification with the PSCW and expect to request recovery of any cost increases in MGE's future rate proceedings.

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

Tax Update - One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to tax credits and compliance requirements. The OBBBA accelerates the termination of the Clean Electricity Production Tax Credit (PTC) and Clean Electricity Investment Tax Credit (ITC) for wind and solar projects placed in service after December 31, 2027, unless construction begins by July 4, 2026. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA imposes stringent restrictions on tax credit eligibility, disallowing credits, and other provisions for projects involving material assistance from specified foreign entities or foreign-influenced entities for projects that begin construction after December 31, 2025. The Treasury Department issued new beginning of construction guidance in August 2025. The bill also increases domestic content requirements. On February 12, 2026, the Treasury Department and the IRS issued Notice 2026-15, providing interim guidance on these restrictions, including the establishment of the Material Assistance Cost Ratio (MACR) and related safe harbors to determine the impact of foreign-sourced components on credit eligibility. MGE has evaluated the impact of the OBBBA and will continue monitoring Treasury Department updates and engaging with industry groups to ensure compliance.

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

•
Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2025, MGE used an assumed return on assets of 7.00% for pension and 7.00% for other postretirement benefits. In 2026, the pension asset assumption will decrease to 6.84% and the postretirement benefit assumption will increase to 7.02%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.5 million, before taxes.

•
Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates rather than a weighted average of the yield curve spot rates to measure the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5% decrease in the discount rate on the obligation balance as of December 31, 2025, would decrease annual pension and other postretirement credit by approximately $1.3 million, before taxes.

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

The recovery of MGE's electric fuel costs is subject to fuel rules established by the PSCW. Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over or under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. MGE was subject to a plus or minus 2% range in 2025. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2026, $65 million in fuel and purchased power costs is expected to be recovered in rates and are subject to this rule to the extent that actual costs vary from that amount. See Footnote 9.b. of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information on fuel rules.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of December 31, 2025, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.4 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of short-term borrowings and assuming a 1% change in the 2025 average interest rate under those borrowings, it is estimated that 2025 interest expense and net income would have increased/decreased by $0.3 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.5 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. For the years ended December 31, 2025 and 2024, the value of employee benefit plans trusts' assets increased in value by approximately 14% and 11%, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of December 31, 2025, no counterparties had defaulted.

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 264 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,722 square miles in Wisconsin. Based on results for the year ended December 31, 2025, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 24, 2026

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of MGE Energy, Inc. and its subsidiaries (the "Company") (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 8 to the consolidated financial statements, regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates, while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2025, there were $51.6 million of regulatory assets and $208.9 million of regulatory liabilities.

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

February 24, 2026

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Madison Gas and Electric Company and its subsidiaries (the "Company") (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 8 to the consolidated financial statements, regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates, while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2025, there were $51.6 million of regulatory assets and $208.9 million of regulatory liabilities.

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

February 24, 2026

We have served as the Company's auditor since 1993.

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Operating Revenues:
Electric revenues	$532,231	$498,357	$490,419
Gas revenues	211,423	178,587	200,012
Total Operating Revenues	743,654	676,944	690,431

Operating Expenses:
Fuel for electric generation	70,847	53,994	57,627
Purchased power	20,004	32,852	41,224
Cost of gas sold	107,026	82,693	106,647
Other operations and maintenance	236,880	228,576	215,891
Depreciation and amortization	114,324	108,581	100,352
Other general taxes	23,920	23,986	22,305
Total Operating Expenses	573,001	530,682	544,046
Operating Income	170,653	146,262	146,385

Other income, net	19,800	17,833	29,546
Interest expense, net	(33,799)	(32,930)	(30,429)
Income before income taxes	156,654	131,165	145,502
Income tax provision	(20,765)	(10,596)	(27,803)
Net Income	$135,889	$120,569	$117,699

Earnings Per Share of Common Stock
Basic	$3.72	$3.33	$3.25
Diluted	$3.72	$3.33	$3.25

Dividends per share of common stock	$1.85	$1.76	$1.67

Weighted Average Shares Outstanding
Basic	36,534	36,210	36,163
Diluted	36,571	36,239	36,186

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$135,889	$120,569	$117,699
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	114,324	108,581	100,352
Deferred income taxes	7,623	608	22,999
Provision for doubtful receivables	8,800	8,800	1,764
Employee benefit plan (credit) cost	(5,045)	606	(5,796)
Cash contributions to pension and other postretirement plans	(7,979)	(7,722)	(7,747)
Equity earnings in investments	(13,009)	(12,275)	(10,631)
Dividends from investments	10,987	8,834	8,508
Changes in assets and liabilities
Accounts receivable and unbilled revenues	(21,754)	(6,566)	11,174
Inventories	5,071	5,542	(850)
Prepaid taxes	(924)	3,921	(3,178)
Other current assets	(3,095)	665	950
Accounts payable	8,483	6,491	(5,208)
Deferred income taxes	10,996	18,501	—
Other current liabilities	2,242	6,337	4,168
Regulatory assets and liabilities, net	9,625	6,572	(968)
Other, net	1,000	8,320	4,325
Cash Provided by Operating Activities	263,234	277,784	237,561
Investing Activities:
Capital expenditures	(343,220)	(236,925)	(222,071)
Capital contributions to investments	(9,496)	(4,792)	(6,995)
Other	2,155	230	(954)
Cash Used for Investing Activities	(350,561)	(241,487)	(230,020)
Financing Activities:
Issuance of common stock, net	3,750	31,605	—
Cash dividends paid on common stock	(67,587)	(63,596)	(60,393)
Repayment of long-term debt	(5,285)	(5,146)	(54,314)
Issuance of long-term debt	50,000	50,000	139,300
Proceeds from (repayments of) short-term debt	92,525	(38,000)	(32,500)
Other	(1,836)	(1,690)	(2,576)
Cash Provided by (Used for) Financing Activities	71,567	(26,827)	(10,483)
Change in cash, cash equivalents, and restricted cash	(15,760)	9,470	(2,942)
Cash, cash equivalents, and restricted cash at beginning of period	24,496	15,026	17,968
Cash, cash equivalents, and restricted cash at end of period	$8,736	$24,496	$15,026

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$5,666	$21,302
Accounts receivable, less reserves of $8,578 and $6,905, respectively	57,558	51,277
Other accounts receivable, less reserves of $2,084 and $2,124, respectively	12,983	10,067
Unbilled revenues	42,770	35,833
Materials and supplies, at average cost	37,850	36,187
Fuel for electric generation, at average cost	11,010	11,521
Stored natural gas, at average cost	15,317	19,937
Prepaid taxes	19,314	18,390
Regulatory assets - current	8,879	8,522
Other current assets	17,201	14,229
Total Current Assets	228,548	227,265
Regulatory assets	42,758	36,764
Pension and other postretirement benefit asset	164,985	132,264
Other deferred assets and other	18,348	26,285
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,279,899	2,149,138
Construction work in progress	292,969	138,208
Total Property, Plant, and Equipment	2,572,868	2,287,346
Investments	127,913	118,035
Total Assets	$3,155,420	$2,827,959

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$21,633	$5,285
Short-term debt	94,527	—
Accounts payable	117,673	77,466
Accrued interest and taxes	10,269	11,558
Accrued payroll related items	17,244	15,870
Regulatory liabilities - current	23,490	7,966
Other current liabilities	11,873	7,418
Total Current Liabilities	296,709	125,563
Other Credits:
Deferred income taxes	337,798	316,397
Investment tax credit - deferred	48,609	44,988
Regulatory liabilities	185,372	163,336
Accrued pension and other postretirement benefits	51,105	50,155
Asset retirement obligations	76,289	69,132
Other deferred liabilities and other	63,397	64,553
Total Other Credits	762,570	708,561
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized; 36,542 and 36,490 shares issued and outstanding	36,542	36,490
Additional paid-in capital	434,959	429,515
Retained earnings	832,435	764,133
Total Common Shareholders' Equity	1,303,936	1,230,138
Long-term debt	792,205	763,697
Total Capitalization	2,096,141	1,993,835
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$3,155,420	$2,827,959

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2023
Beginning balance - December 31, 2022	36,163	$36,163	$395,657	$649,854	$—	$1,081,674
Net income				117,699		117,699
Common stock dividends declared ($1.67 per share)				(60,393)		(60,393)
Equity-based compensation plans and other			1,093			1,093
Ending balance - December 31, 2023	36,163	36,163	396,750	707,160	—	1,140,073

2024
Net income				120,569		120,569
Common stock dividends declared ($1.76 per share)				(63,596)		(63,596)
Direct Stock Purchase and Dividend Reinvestment Plan	314	314	31,386			31,700
Equity-based compensation plans and other	13	13	1,379			1,392
Ending balance - December 31, 2024	36,490	36,490	429,515	764,133	—	1,230,138

2025
Net income				135,889		135,889
Common stock dividends declared ($1.85 per share)				(67,587)		(67,587)
Direct Stock Purchase and Dividend Reinvestment Plan	41	41	3,709			3,750
Equity-based compensation plans and other	11	11	1,735			1,746
Ending balance - December 31, 2025	36,542	$36,542	$434,959	$832,435	$—	$1,303,936

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating Revenues:
Electric revenues	$532,231	$498,357	$490,419
Gas revenues	211,423	178,587	200,012
Total Operating Revenues	743,654	676,944	690,431

Operating Expenses:
Fuel for electric generation	70,847	53,994	57,627
Purchased power	20,004	32,852	41,224
Cost of gas sold	107,026	82,693	106,647
Other operations and maintenance	235,835	227,671	214,897
Depreciation and amortization	114,324	108,581	100,352
Other general taxes	23,920	23,986	22,301
Total Operating Expenses	571,956	529,777	543,048
Operating Income	171,698	147,167	147,383

Other income, net	6,549	5,885	21,365
Interest expense, net	(34,102)	(33,369)	(30,651)
Income before income taxes	144,145	119,683	138,097
Income tax provision	(17,348)	(7,384)	(25,727)
Net Income	$126,797	$112,299	$112,370
Less Net Income Attributable to Noncontrolling Interest, net of tax	(22,652)	(22,855)	(21,868)
Net Income Attributable to MGE	$104,145	$89,444	$90,502

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$126,797	$112,299	$112,370
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	114,324	108,581	100,352
Deferred income taxes	6,458	(433)	21,536
Provision for doubtful receivables	8,800	8,800	1,764
Employee benefit plan (credit) cost	(5,045)	606	(5,796)
Cash contributions to pension and other postretirement plans	(7,979)	(7,722)	(7,747)
Changes in working capital items:
Accounts receivable and unbilled revenues	(21,227)	(6,582)	11,130
Inventories	5,071	5,542	(850)
Prepaid taxes	(389)	3,979	(3,871)
Other current assets	(3,138)	676	954
Accounts payable	8,481	6,495	(5,209)
Deferred income taxes	10,996	18,501	—
Other current liabilities	(1,128)	8,191	4,573
Regulatory assets and liabilities, net	9,625	6,572	(968)
Other, net	3,005	7,448	3,584
Cash Provided by Operating Activities	254,651	272,953	231,822
Investing Activities:
Capital expenditures	(343,220)	(236,925)	(222,071)
Other	(2,326)	(2,088)	(1,956)
Cash Used for Investing Activities	(345,546)	(239,013)	(224,027)
Financing Activities:
Cash dividends paid to parent by MGE	(51,500)	(34,500)	(41,000)
Distributions to parent from noncontrolling interest	(16,250)	(22,000)	(20,500)
Capital contribution from parent	8,500	30,750	—
Repayment of long-term debt	(5,285)	(5,146)	(54,314)
Issuance of long-term debt	50,000	50,000	139,300
Proceeds from (repayments of) short-term debt	92,525	(38,000)	(32,500)
Other	(1,836)	(1,690)	(2,576)
Cash Provided by (Used for) Financing Activities	76,154	(20,586)	(11,590)
Change in cash, cash equivalents, and restricted cash	(14,741)	13,354	(3,795)
Cash, cash equivalents, and restricted cash at beginning of period	20,059	6,705	10,500
Cash, cash equivalents, and restricted cash at end of period	$5,318	$20,059	$6,705

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$2,248	$16,865
Accounts receivable, less reserves of $8,578 and $6,905, respectively	57,558	51,277
Other accounts receivable, less reserves of $2,084 and $2,124, respectively	12,979	10,063
Unbilled revenues	42,770	35,833
Materials and supplies, at average cost	37,850	36,187
Fuel for electric generation, at average cost	11,010	11,521
Stored natural gas, at average cost	15,317	19,937
Prepaid taxes	18,748	18,359
Regulatory assets - current	8,879	8,522
Other current assets	17,225	14,740
Total Current Assets	224,584	223,304
Regulatory assets	42,758	36,764
Pension and other postretirement benefit asset	164,985	132,264
Other deferred assets and other	17,817	25,690
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,279,927	2,149,165
Construction work in progress	292,969	138,208
Total Property, Plant, and Equipment	2,572,896	2,287,373
Total Assets	$3,023,040	$2,705,395

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$21,633	$5,285
Short-term debt	94,527	—
Accounts payable	117,658	77,453
Accrued interest and taxes	10,234	11,866
Accrued payroll related items	17,244	15,870
Regulatory liabilities - current	23,490	7,966
Other current liabilities	8,843	7,418
Total Current Liabilities	293,629	125,858
Other Credits:
Deferred income taxes	301,198	280,961
Investment tax credit - deferred	48,609	44,988
Regulatory liabilities	185,372	163,336
Accrued pension and other postretirement benefits	51,105	50,155
Asset retirement obligations	76,289	69,132
Other deferred liabilities and other	67,281	67,463
Total Other Credits	729,854	676,035
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	292,167	283,667
Retained earnings	741,049	688,404
Total Common Shareholder's Equity	1,050,564	989,419
Noncontrolling interest	156,788	150,386
Total Equity	1,207,352	1,139,805
Long-term debt	792,205	763,697
Total Capitalization	1,999,557	1,903,502
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$3,023,040	$2,705,395

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2023
Beginning balance - December 31, 2022	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386
Net income				90,502		21,868	112,370
Cash dividends paid to parent by MGE				(41,000)			(41,000)
Distributions to parent from noncontrolling interest						(20,500)	(20,500)
Ending balance - December 31, 2023	17,348	$17,348	$252,917	$633,460	$—	$149,531	$1,053,256

2024
Net income				89,444		22,855	112,299
Capital contributions from parent			30,750				30,750
Cash dividends paid to parent by MGE				(34,500)			(34,500)
Distributions to parent from noncontrolling interest						(22,000)	(22,000)
Ending balance - December 31, 2024	17,348	$17,348	$283,667	$688,404	$—	$150,386	$1,139,805

2025
Net income				104,145		22,652	126,797
Capital contributions from parent			8,500				8,500
Cash dividends paid to parent by MGE				(51,500)			(51,500)
Distributions to parent from noncontrolling interest						(16,250)	(16,250)
Ending balance - December 31, 2025	17,348	$17,348	$292,167	$741,049	$—	$156,788	$1,207,352

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2025, 2024, and 2023

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, and MGEE Transco. CWDC owns 100% of North Mendota, a subsidiary created to serve as a development entity for property. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to own the investments in ATC and ATC Holdco, respectively. MGE did not own any subsidiaries as of December 31, 2025.

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

d.
Supplemental Cash Flow Information – MGE Energy and MGE.

	MGE Energy			MGE(b)
(In Thousands)	2025	2024	2023	2025	2024	2023
Interest Paid	$35,755	$34,306	$29,526	$35,755	$34,306	$29,526
Income taxes paid (receipts), net(a):
US Federal	(3,970)	(16,238)	4,000	(5,750)	(18,658)	3,450
US State and Local:
Wisconsin	10,250	3,100	5,800	9,650	2,450	5,990
Other	66	36	—	—	—	—
Significant noncash investing activities:
Accrued capital expenditures(c)	55,283	22,734	17,247	55,283	22,734	17,247

(a)
During the years ended December 31, 2025 and December 31, 2024, federal tax payments and receipts included proceeds from the transfer of PTCs under Internal Revenue Code Section 6418. Cash received for income taxes in 2025 includes $10.9 million related to PTCs generated in 2025 that were sold to a third party. Cash received for income taxes in 2024 includes $18.5 million related to PTCs generated in 2024 and 2023 that were sold to a third party.
(b)
MGE Energy files a consolidated federal income tax return with its subsidiaries. While taxes are filed on a consolidated basis, MGE calculates its respective share of tax liability and makes intercompany tax payments to or from its parent company.
(c)
Includes a $2.0 million unsecured promissory note, for an acquisition of land, issued to the seller, with all principal and interest paid in January 2026.

The following table presents components of cash flow, total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

(In thousands)	MGE Energy		MGE
As of December 31,	2025	2024	2025	2024
Cash and cash equivalents	$5,666	$21,302	$2,248	$16,865
Restricted cash	952	1,113	952	1,113
Receivable - margin account	2,118	2,081	2,118	2,081
Cash, cash equivalents, and restricted cash	$8,736	$24,496	$5,318	$20,059

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

As of December 31, 2025 and 2024, MGE had a reserve balance of $10.6 million and $9.0 million, respectively, against accounts receivable. For the years ended December 31, 2025 and 2024, MGE recorded $4.3 million and $4.0 million, respectively, in write-offs. For the years ended December 31, 2025 and 2024, MGE recorded $5.9 million and $4.9 million, respectively, of additional reserves. The current accounting treatment for bad debt expense allows MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate case filing. See Footnote 8 for further details of deferred bad debt expense.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2025	2024	2023
Electric	3.7%	3.8%	3.8%
Gas	2.2%	2.1%	2.1%
Nonregulated	2.3%	2.3%	2.3%

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
Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense, net" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income, net." For 2025, 2024, and 2023, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress as shown in the following table:

	2025	2024	2023
Approved AFUDC retail rates	7.72%	7.73%	7.11%

MGE received specific approval to recover 100% AFUDC on certain costs for Badger Hollow I and II, Paris, Darien, Koshkonong, Sunnyside, High Noon, Columbia Energy Dome, Ursa, Forward Repower, Dawn Harvest, Good Oak, Gristmill, and Saratoga. These amounts are recovered under the ratemaking process over the service lives of the related properties. For the years ended 2025, 2024, and 2023, MGE recorded AFUDC-debt and AFUDC-equity as shown in the following table:

(In millions)	2025	2024	2023
AFUDC-debt	$2.4	$2.2	$2.0
AFUDC-equity	6.2	5.7	5.8

r.
Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor and are considered to have significant influence are accounted for using the equity method. For equity security investments without readily determinable fair values and for which MGE Energy and MGE do not have significant influence, MGE Energy and MGE have elected to use the practicability exception to measure these investments, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. Changes in measurement are reported in earnings. Equity security investments with readily determinable fair values are carried at fair value. Realized and unrealized gains and losses are included in earnings. See Footnote 7 for further information on investments.

s.
Capitalized Software Costs - MGE Energy and MGE.

The net book value of capitalized costs of internal use software included in property, plant, and equipment was $64.4 million and $67.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, accumulated amortization was $84.5 million and $74.4 million, respectively. For the years ended December 31, 2025, 2024, and 2023, MGE recorded $10.1 million, $10.5 million and $10.4 million, respectively, of amortization expense. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives range from three to fifteen years.

t.
Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The net book value of capitalized costs of internal use software incurred in a hosting arrangement was $8.8 million and $8.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, accumulated amortization was $17.9 million and $14.6 million, respectively. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets.

For the years ended December 31, 2025, 2024, and 2023, MGE recorded $3.3 million, $3.2 million, and $2.9 million, respectively, of amortization expense related to software assets for hosted arrangements. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income and are amortized on a straight-line basis over the term of the hosted contract, which includes renewable option periods. Software assets for hosted arrangements have terms ranging from three to thirteen years.

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

When it becomes probable that a generating unit will be retired before the end of its useful life, MGE assesses whether the generating unit meets the criteria for probability of abandonment. If a generating unit meets the applicable criteria to be considered probable of abandonment, MGE assesses the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. There was no significant impairment of long-lived assets during 2025, 2024, and 2023.

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

Transfer tax credits

MGE may determine to transfer certain tax credits to third parties in exchange for cash. MGE elects to account for the transferred tax credits under the scope of ASC 740. The sale of tax credits is presented in the operating activities section of the consolidated statements of cash flows consistent with the presentation of cash taxes paid. MGE includes any expected proceeds from the transfer of tax credits in the evaluation of realizability of deferred tax assets related to tax credits and records a valuation allowance for the difference between the tax value of the credits and the expected proceeds. The PSCW approved the deferral by MGE of any differential between tax credit transfer proceeds and the tax value of credits reflected in rates to its next rate case filing.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $17.0 million, $17.0 million, and $16.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

2.
New Accounting Standards - MGE Energy and MGE.

In December 2023, the Financial Accounting Standards Board issued authoritative guidance within the codification's Income Taxes topic, which expanded the disclosure requirements over effective tax rate reconciliations and income taxes paid. For public business entities, the authoritative guidance became effective for fiscal years beginning after December 15, 2024. MGE adopted the standard as of the effective date. See Footnote 10 for income tax disclosures.

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

MGE has included the following significant accounts on its consolidated balance sheets related to its interest in these VIEs as of December 31:

	MGE Power Elm Road		MGE Power West Campus
(In thousands)	2025	2024	2025	2024
Property, plant, and equipment, net	$157,652	$159,576	$78,970	$76,378
Construction work in progress	485	514	4,174	3,052
Affiliate receivables	—	—	861	911
Accrued interest and accrued (prepaid) taxes	(129)	(184)	(46)	(78)
Deferred income taxes	31,153	30,902	15,601	15,435
Long-term debt(a)	38,447	41,082	25,941	28,550
Noncontrolling interest	104,479	104,304	52,309	46,082

(a)
MGE Power Elm Road's long-term debt includes debt issuance costs of $0.2 million as of December 31, 2025 and 2024. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. MGE Power West Campus's long-term debt includes debt issuance costs of $0.1 million as of December 31, 2025 and 2024. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. See Footnote 14 for further information on the long-term debt securities.

MGE is permitted by PSCW order to recover lease payments made to MGE Power Elm Road and MGE Power West Campus in customer rates.

4.
Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following as of December 31:

	MGE Energy		MGE
(In thousands)	2025	2024	2025	2024
Utility:
Electric(a)(b)	$2,420,281	$2,244,796	$2,420,298	$2,244,812
Gas	670,271	634,819	670,282	634,830
Utility property, plant, and equipment, gross	3,090,552	2,879,615	3,090,580	2,879,642
Less: Accumulated depreciation and amortization(b)	1,047,683	966,872	1,047,683	966,872
Utility property, plant, and equipment, net	2,042,869	1,912,743	2,042,897	1,912,770
Nonregulated:
Nonregulated	335,005	326,574	335,005	326,574
Less: Accumulated depreciation and amortization	97,975	90,179	97,975	90,179
Nonregulated property, plant, and equipment, net	237,030	236,395	237,030	236,395
Construction work in progress:
Utility construction work in progress(c)	288,310	134,642	288,310	134,642
Nonregulated construction work in progress	4,659	3,566	4,659	3,566
Total property, plant, and equipment	$2,572,868	$2,287,346	$2,572,896	$2,287,373

(a)
Includes Paris Battery and Darien Solar placed in service in 2025. See Footnote 6 for further information on Paris and Darien.
(b)
An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. As of December 31, 2024, coal operations at Columbia Units 1 and 2 were expected to conclude by the end of 2029, and therefore met the criteria to be considered probable of abandonment. The related net book value of $121,576 (in thousands) was presented separately in the 2024 Form 10-K. As a minority owner, MGE and the other Columbia co-owners currently plan to continue coal operations at least through 2029. Final timing and retirement dates continue to be evaluated, and depend upon operational regulatory considerations, capacity needs, and availability. As of December 31, 2025, early retirement of Columbia Unit 1 and 2 was no longer probable.
(c)
Includes Koshkonong (solar and battery), High Noon (solar and battery), Sunnyside (solar and battery), and Saratoga (solar and battery) projects. See Footnote 6 for further information on renewable projects.

As of December 31, 2025, MGE's utility plant was subject to a lien with respect to its Indenture of Mortgage and Deed of Trust. In January 2026, MGE completed a redemption of all outstanding first mortgage bonds, and delivered to the Trustee a satisfaction and discharge which, pursuant to the terms of the Indenture, effectively discharged the Indenture. See Footnote 14 for further discussion of the mortgage indenture.

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. As of December 31, 2025, MGE had no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the years ended December 31:

(In thousands)	2025	2024	Income Statement Location
Finance lease expense:
Amortization of leased assets	$1,704	$1,598	Depreciation and amortization
Interest on lease liabilities	625	597	Interest expense, net
Operating lease expense	385	441	Other operations and maintenance
Total lease expense	$2,714	$2,636

MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between net lease costs recognized and lease cash payments made. These deferred costs have not been reflected in the table above. See Footnote 8 for further details of deferred lease costs.

The following table shows the lease assets and liabilities on the consolidated balance sheets as of December 31:

(In thousands)	2025	2024	Balance Sheet Location
Lease assets:
Finance lease assets	$15,089	$15,611	Property, plant, and equipment, net
Operating lease assets	7,249	7,400	Other deferred assets and other
Total lease assets	$22,338	$23,011
Lease liabilities:
Finance lease liabilities - current	$1,271	$1,297	Other current liabilities
Finance lease liabilities - long-term	18,317	18,466	Other deferred liabilities and other
Operating lease liabilities - current	73	65	Other current liabilities
Operating lease liabilities - long-term	7,708	7,781	Other deferred liabilities and other
Total lease liabilities	$27,369	$27,609

The following table shows other lease information for the years ended December 31:

(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,430	$1,323
Finance leases - Operating cash flows	900	872
Operating leases - Operating cash flows	300	353
Lease assets obtained in exchange for lease liabilities:
Finance leases	1,254	1,876
Operating leases	—	48

The following table shows the weighted average remaining lease terms and discounts as of December 31:

Weighted-average remaining lease terms (in years):	2025	2024
Finance leases	36	35
Operating leases	31	32
Weighted-average discount rates:
Finance leases	4.53%	4.49%
Operating leases	3.10%	3.11%

The following table shows maturities of lease liabilities as of December 31, 2025:

(In thousands)	Finance	Operating
2026	$2,122	$305
2027	1,839	311
2028	1,043	317
2029	806	322
2030	762	328
Thereafter	39,647	10,884
Subtotal	46,219	12,467
Less: Present value discount	(26,631)	(4,686)
Lease liability	19,588	7,781
Less: current portion	(1,271)	(73)
Noncurrent lease liability	$18,317	$7,708

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

The following tables show MGE's interest in utility plant in service, operating expense (net of deferred costs), and the related accumulated depreciation reserves and other information related to MGE's jointly owned facilities:

(In thousands, except for percentages and MW)	Columbia(a)		Elm Road(b)		West Campus(c)		West Riverside(d)		Forward Wind(e)
Ownership interest	19%		8.33%		55%		6.9%		12.8%
Fuel source	Coal		Coal		Natural gas		Natural gas		Wind
Share of generation	211	MW	106	MW	157	MW	50	MW	18	MW

For the year ended December 31,
Operating expense - 2025	$37,684		$23,809		(f)		$1,826		$596
Operating expense - 2024	29,815		21,511		(f)		5,954		755
Operating expense - 2023	30,103		21,072		(f)		3,214		677

As of December 31, 2025
Utility plant	$301,705		$209,502		$124,316		$56,394		$34,348
Accumulated depreciation	(202,111)		(51,850)		(45,346)		(9,331)		(19,123)
Construction work in progress	4,665		485		4,174		342		3,954

As of December 31, 2024
Utility plant	$299,048		$207,070		$118,317		54,996		$34,363
Accumulated depreciation	(177,472)		(47,494)		(41,939)		(7,421)		(18,069)
Construction work in progress	1,724		514		3,052		404		—

(a)
As of December 31, 2024, coal operations were expected to conclude at Columbia Units 1 and 2 by the end of 2029, and thus at that time Columbia Units 1 and 2 met the criteria to be considered probable of abandonment. As a minority owner, MGE and the other Columbia co-owners currently plan to continue coal operations at least through 2029. Final timing and retirement dates continue to be evaluated, and depend upon operational regulatory considerations, capacity needs, and availability. As of December 31, 2025, early retirement of Columbia Unit 1 and 2 was no longer probable. See Footnote 4 for further information.
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
(e)
The Forward Wind Energy Center (Forward Wind) consists of 86 wind turbines located near Brownsville, Wisconsin.
(f)
Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2025, 2024, and 2023, the UW's allocated share of fuel and operating costs was $8.4 million, $7.0 million, and $6.7 million, respectively.

(In thousands, except for percentages and MW)	Two Creeks(g)		Badger Hollow I & II(h)		Red Barn(i)		Paris(j)		Darien(k)
Ownership interest	33%		33%		10%		10%		10%
Fuel Source	Solar		Solar		Wind		Solar/Battery		Solar
Share of generation	50	MW	100	MW	9.16	MW	20/11	MW	25	MW

For the year ended December 31,
Operating expense - 2025	$1,137		$1,804		$209		$441		$295
Operating expense - 2024	961		1,494		213		23		N/A
Operating expense - 2023	1,087		751		143		N/A		N/A

As of December 31, 2025
Utility plant	$68,003		$161,432		$16,750		$27,549		$1,998
Accumulated depreciation	(12,357)		(16,276)		(1,391)		(586)		(44)
Construction work in progress	37		—		22		—		—

As of December 31, 2024
Utility plant	$67,999		$160,954		16,484		40,565		N/A
Accumulated depreciation	(9,951)		(10,639)		(872)		—		N/A
Construction work in progress	—		368		—		—		N/A

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
(i)
The Red Barn Wind Farm is located in the Towns of Wingville and Clifton in Grant County, Wisconsin. MGE purchased its share of Red Barn in 2023.
(j)
The Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin. Date of commercial operation of the solar array was December 2024. Date of commercial operation of battery was June 2025.
(k)
The Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin. Date of commercial operation of the solar array was March 2025.

MGE currently has ongoing jointly-owned generation construction projects, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" or "Construction work in progress" on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of December 31, 2025(a)	Estimated Date of Commercial Operation
Darien(b)	10%	Battery	7.5 MW	$18 million(j)	$7.4 million	2026
Koshkonong(c)	10%	Solar/Battery	30 MW/16.5 MW	$93 million(j)	$64.7 million	2026 Solar 2027 Battery
High Noon(d)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$59.5 million	2027
Columbia Energy Dome(e)	19%	Storage	3 MW	$22 million(j)	$2.7 million	2027
Badger Hollow(f)	10%	Wind	11.2 MW	$36 million	$5.6 million	2027
Whitetail(g)	10%	Wind	6.7 MW	$23 million	$1.2 million	2027
Ursa(h)	10%	Solar	20 MW	$46 million	$6.4 million	2028
Saratoga(i)	10%	Solar/Battery	15 MW/5 MW	$46 million	$10.2 million	2028

(a)
Excluding AFUDC.
(b)
Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin.
(c)
Koshkonong Solar Energy Center is located in the Towns of Christiana and Deerfield in Dane County, Wisconsin.
(d)
High Noon Solar Project is located in Columbia County, Wisconsin.
(e)
Columbia Energy Dome is located in Columbia County, Wisconsin.
(f)
Badger Hollow Wind is located in Iowa and Grant Counties, Wisconsin.
(g)
Whitetail Wind is located in Grant County, Wisconsin.
(h)
Ursa Solar Park is located in Columbia County, Wisconsin.
(i)
Saratoga Solar Energy Center is located in Wood County, Wisconsin.
(j)
Estimated costs are expected to exceed PSCW previously approved Certificate of Authority (CA) levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.

7.
Investments - MGE Energy and MGE.

a.
Equity Securities, Equity Method Investments, and Other Investments.

	MGE Energy
(In thousands)	2025	2024
Equity securities	$22,591	$23,119
Equity method investments:
ATC and ATC Holdco	102,985	92,579
Other	39	39
Total equity method investments	103,024	92,618
Other investments	2,298	2,298
Total	$127,913	$118,035

Equity securities represent private equity investments in common stock of companies in various industries. MGE had no material investments in 2025 or 2024.

For the years ended December 31, 2025, 2024, and 2023, there were no material liquidated investments for MGE. For the years ended December 31, 2025, 2024, and 2023, certain investments were liquidated for MGE Energy. As a result of these liquidations, the following was received:

(In thousands)	2025	2024	2023
Cash proceeds	$4,497	$2,554	$995
Gain (loss) on sale	3,263	239	(899)

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

As of December 31, 2025 and 2024, MGE Transco held a 3.6% ownership interest in ATC. As of December 31, 2025 and 2024, MGEE Transco held a 4.4% ownership interest in ATC Holdco. MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income, net" on the consolidated statements of income of MGE Energy. For the following years ended December 31, MGE Transco recorded the following:

(In thousands)	2025	2024	2023
Equity earnings from investment in ATC	$12,682	$12,498	$10,515
Dividends received from ATC	10,612	8,635	8,397
Capital contributions to ATC	8,385	2,679	3,750

In January 2026, MGE Transco made a $4.5 million capital contribution to ATC.

ATC Holdco was formed in December 2016. In 2025, 2024, and 2023 MGEE Transco recorded no capital contributions to ATC Holdco.

ATC's summarized financial data is as follows:

(In thousands)
Income statement data for the year ended December 31,	2025	2024	2023
Operating revenues	$974,956	$911,314	$818,921
Operating expenses	(472,610)	(442,359)	(407,643)
Other income	1,364	1,407	2,452
Interest expense, net	(167,152)	(139,204)	(134,107)
Earnings before members' income taxes	$336,558	$331,158	$279,623

Balance sheet data as of December 31,	2025	2024
Current assets	$137,522	$126,628
Noncurrent assets	7,590,778	6,792,600
Total assets	$7,728,300	$6,919,228

Current liabilities	$839,789	$482,440
Long-term debt	3,156,253	3,083,409
Other noncurrent liabilities	638,916	544,973
Members' equity	3,093,342	2,808,406
Total members' equity and liabilities	$7,728,300	$6,919,228

MGE receives transmission and other related services from ATC. For the years ended December 31, 2025, 2024, and 2023, MGE recorded $40.8 million, $36.3 million, and $33.8 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of December 31, 2025 and 2024, MGE had a receivable due from ATC of $2.5 million and $2.0 million, respectively, related primarily to transmission interconnection at renewable solar and battery generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

8.
Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	Recovery/Refund Period	2025	2024
Regulatory Assets
Asset retirement obligation	ARO Asset lives	$9,592	$6,813
Bad debt expense	One to two years	2,250	5,200
Debt related costs	Term of related debt	$6,077	$6,538
Derivatives	One to four years	1,595	—
Leases	Lease term	5,031	4,598
Pension and other postretirement costs	One to four years	—	642
Tax recovery related to AFUDC equity	Plant lives	14,859	13,440
Transmission	One to two years	2,258	1,216
West Riverside	One to two years	3,453	1,276
Other	Various	6,522	5,563
Total Regulatory Assets		$51,637	$45,286

(In thousands)	Recovery/Refund Period	2025	2024
Regulatory Liabilities
Cost of removal	Various	$46,022	$41,714
Elm Road	One to two years	1,444	1,700
Fuel savings	One year	7,140	3,043
Income taxes	Various	90,963	94,110
Pension and other postretirement costs	One to four years	4,919	—
Pension and other postretirement non-service costs	Plant lives	23,115	20,342
Purchased gas adjustment	Less than one year	4,736	1,441
Renewable project savings	One to two years	5,407	5,222
Unfunded pension and other postretirement asset	Various	24,019	3,489
Other	Various	1,097	241
Total Regulatory Liabilities		$208,862	$171,302

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

Bad debt expense

In March 2020, the PSCW issued an order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures include items such as bad debt expense. Recovery of these expenditures occurred during 2024 and 2025. Beginning in 2021, the PSCW approved MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate filing.

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

West Riverside

Recovery of costs related to MGE's investment in the West Riverside Energy Center.

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

9.
Rate Matters - MGE Energy and MGE.

a.
Rate Proceedings

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2024/2025 rate proceeding(a)(b)
Electric	1.54%	9.7%	56.1%	1/1/2024
Gas	2.44%	9.7%	56.1%	1/1/2024
Electric(c)	2.63%	9.7%	56.1%	1/1/2025
Gas	1.32%	9.7%	56.1%	1/1/2025
Approved 2026/2027 settlement(b)(d)
Electric	0.15%	9.8%	56.1%	1/1/2026
Gas	2.77%	9.8%	56.1%	1/1/2026
Electric	3.63%	9.8%	56.1%	1/1/2027
Gas	2.04%	9.8%	56.1%	1/1/2027

(a)
The electric rate increase was driven by an increase in rate base including our investments made in West Riverside, local solar, continued investment in grid modernization, as well as higher costs for transmission, pension and other post retirement benefits, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE filed an updated 2025 fuel forecast with the PSCW in 2024, which impacted rates in 2025, based on any variance between the forecast submitted as part of the rates and updated forecast. In addition, the PSCW authorized MGE to defer a recovery of and a return on costs associated for any change in the in-service date for Paris and force majeure costs for Badger Hollow II and Paris that were not reflected in this rate filing. The PSCW also approved deferral of any differential in PTC tax credits reflected in rates and actual credits produced. These deferrals will be reflected in MGE's next rate case filing. The gas rate increases were also driven by our investment made in grid modernization and higher pension and other post retirement benefits and uncollectible costs (including costs previously deferred from prior years). This increase in gas costs is offset by a tax benefit related to excess deferred taxes. Included in the gas residential rate is a reduction in the customer fixed charge.
(b)
Includes an earnings sharing mechanism, under which, if MGE earns above the authorized Return on Equity (ROE) in the rate order: (i) MGE will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be deferred and returned to customers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to customers. The earnings calculation excludes fuel rules adjustments. See "Fuel Rules" below.
(c)
The PSCW approved a 2025 Fuel Cost Plan in December 2024. The plan lowered the 2025 increase in electric rates to 2.63% to reflect lower expected fuel costs.
(d)
The electric rate increase reflects growth in rate base, primarily from investments in solar and battery projects, West Riverside, and continued investment in grid modernization, as well as higher costs for transmission. The increase in electric costs is offset by a decrease in fuel costs, changes in pension and other post retirement benefits, updated depreciation rates, and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE will file an updated 2027 fuel forecast with the PSCW in 2026 which may impact rates in 2027, depending on any variance between the forecast submitted as a part of the proposed rates and updated forecast. The gas increase is driven by an increase in rate base including continued distribution infrastructure improvements designed to enhance reliability and safety and system modernization, and updated depreciation rates. The increase in gas costs is offset by changes in pension and other post retirement benefits.

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth was set at plus or minus 2% in 2025 and 2024. The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarizes deferred electric fuel-related costs:

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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2025	2024	2023	2025	2024	2023
Current payable:
Federal	$5,887	$4,811	$1,864	$4,190	$3,206	$1,329
State	9,093	6,875	4,637	8,538	6,309	4,560
Net-deferred:
Federal	4,335	(2,695)	16,317	3,567	(3,342)	15,345
State	3,287	3,303	6,683	2,891	2,909	6,191
Amortized investment tax credits	(1,838)	(1,698)	(1,698)	(1,838)	(1,698)	(1,698)
Total income tax provision	$20,765	$10,596	$27,803	$17,348	$7,384	$25,727

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy
	2025		2024		2023
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory federal income tax rate	$32,897	21.0%	$27,544	21.0%	$30,555	21.0%
State income taxes, net of federal benefit(a)	9,843	6.3	8,239	6.3	9,078	6.2
Tax credits:
Amortized investment tax credits(b)	(1,697)	(1.1)	(2,775)	(2.1)	(952)	(0.7)
Production tax credits	(15,142)	(9.7)	(13,798)	(10.5)	(7,763)	(5.3)
Nontaxable or Nondeductible Items:
AFUDC equity, net(c)	(1,033)	(0.6)	(946)	(0.7)	(938)	(0.6)
Other, net, individually insignificant	135	0.1	90	0.1	6	—
Other Adjustments:
Amortization of utility excess deferred tax(d)	(4,238)	(2.7)	(7,758)	(5.9)	(2,183)	(1.5)
Effective income tax rate	$20,765	13.3%	$10,596	8.2%	$27,803	19.1%

	MGE
	2025		2024		2023
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory federal income tax rate	$30,270	21.0%	$25,133	21.0%	$29,000	21.0%
State income taxes, net of federal benefit(a)	9,004	6.2	7,477	6.2	8,627	6.2
Tax credits:
Amortized investment tax credits(b)	(1,698)	(1.2)	(2,775)	(2.3)	(952)	(0.7)
Production tax credits	(15,142)	(10.5)	(13,798)	(11.5)	(7,763)	(5.6)
Nontaxable or Nondeductible Items:
AFUDC equity, net(c)	(1,033)	(0.7)	(946)	(0.8)	(938)	(0.7)
Other, net, individually insignificant	185	0.1	51	—	(64)	—
Other Adjustments:
Amortization of utility excess deferred tax(d)	(4,238)	(2.9)	(7,758)	(6.5)	(2,183)	(1.6)
Effective income tax rate	$17,348	12.0%	$7,384	6.1%	$25,727	18.6%

(a)
State taxes in Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category.
(b)
MGE accounts for investment tax credits using the deferral method. Under this method, the credits are initially recorded as a liability and amortized as an income tax benefit over the useful life of the related property. In addition, amortization for the year ended December 31, 2025, also reflects additional investment tax credit amortization on transferred credits included in the rate settlement for the period.
(c)
The impact of non-taxable income related to equity portion of the AFUDC, net of depreciation.

(d)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the years ended December 31, 2025, 2024, and 2023, MGE recognized $4.2 million, $3.5 million, and $3.5 million, respectively. Included in the 2024 rate settlement was a one-time return to customers of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the year ended December 31, 2024, MGE recognized $4.1 million of deferred taxes not restricted by IRS normalization rules, compared to a net collection from customers of $1.3 million for the year ended December 31, 2023.

The significant components of deferred tax assets and liabilities that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2025	2024	2025	2024
Deferred tax assets:
Investment in ATC	$17,657	$18,467	$—	$—
Federal tax credits	13,003	21,252	13,003	21,252
Accrued expenses	12,695	11,614	12,662	11,566
Pension and other postretirement benefits	1,319	6,878	1,319	6,878
Deferred tax regulatory account	38,021	37,892	38,021	37,892
Derivatives	477	13	477	13
Leases	7,455	7,521	7,455	7,521
Other	32,342	29,290	32,202	29,048
Gross deferred income tax assets	122,969	132,927	105,139	114,170
Less: valuation allowance	(863)	—	(863)	—
Net deferred income tax assets	$122,106	$132,927	$104,276	$114,170

	MGE Energy		MGE
(In thousands)	2025	2024	2025	2024
Deferred tax liabilities:
Property-related	$346,043	$334,728	$346,043	$334,728
Investment in ATC	54,359	54,262	—	—
Bond transactions	288	349	288	349
Pension and other postretirement benefits	22,671	26,801	22,671	26,801
Derivatives	477	13	477	13
Tax deductible prepayments	10,280	9,677	10,269	9,666
Leases	7,455	7,521	7,455	7,521
Other	18,331	15,973	18,271	16,053
Gross deferred income tax liabilities	459,904	449,324	405,474	395,131
Deferred income taxes, net	$337,798	$316,397	$301,198	$280,961

The components of federal and state tax benefit carryovers as of December 31, are as follows:

	MGE Energy		MGE
(In thousands)	2025	2024	2025	2024
Federal tax credits	$13,003	$21,252	$13,003	$21,252

Federal tax credit carryovers begin to expire in 2042. Federal tax credits represent the deferred tax asset.

See Footnote 1 for tax payments (receipts) made.

b.
Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

The difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is accounted for as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest is as follows:

(In thousands)
Unrecognized Tax Benefits:	2025	2024	2023
Unrecognized tax benefits, January 1,	$1,546	$1,615	$2,485
Additions based on tax positions related to the current year	461	415	455
Additions based on tax positions related to the prior years	—	—	—
Reductions based on tax positions related to the prior years	(444)	(484)	(1,325)
Unrecognized tax benefits, December 31,	$1,562	$1,546	$1,615

(In thousands)
Interest on Unrecognized Tax Benefits:	2025	2024	2023
Accrued interest on unrecognized tax benefits, January 1,	$117	$130	$189
Reduction in interest expense on uncertain tax positions	(65)	(77)	(149)
Interest expense on uncertain tax positions	44	64	90
Accrued interest on unrecognized tax benefits, December 31,	$96	$117	$130

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component recoverable in rates is offset by a regulatory asset.

As of December 31, 2025, 2024, and 2023, MGE Energy and MGE have an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric distribution repairs.

In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2022 through 2025
MGE Energy Wisconsin combined reporting corporation return	2021 through 2025

11.
Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $6.9 million, $6.5 million, and $5.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan rather than the defined benefit pension plan previously in place.

a.
Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2025	2024	2025	2024
Net benefit obligation as of January 1,	$326,937	$346,460	$59,184	$64,973
Service cost	2,612	3,078	743	856
Interest cost	17,139	17,118	3,028	3,126
Plan participants' contributions	—	—	1,081	1,045
Actuarial loss (gain)(a)	11,028	(16,669)	289	(3,769)
Settlements(b)	—	—	—	(1,227)
Gross benefits paid	(22,239)	(23,050)	(6,299)	(6,171)
Less: federal subsidy on benefits paid(c)	—	—	354	351
Benefit obligation as of December 31,	$335,477	$326,937	$58,380	$59,184

Change in Plan Assets:
Fair value of plan assets as of January 1,	$424,468	$404,735	$41,321	$43,149
Actual return on plan assets	57,886	40,608	5,999	4,131
Employer contributions	2,304	2,175	739	682
Plan participants' contributions	—	—	1,081	1,045
Settlements(b)	—	—	—	(1,515)
Gross benefits paid	(22,239)	(23,050)	(6,299)	(6,171)
Fair value of plan assets at end of year	462,419	424,468	42,841	41,321
Funded Status as of December 31,	$126,942	$97,531	$(15,539)	$(17,863)

(a)
Changes in discount rates were the primary driver of the actuarial loss (gain) in 2025 and 2024.
(b)
In August 2024, MGE entered into an agreement to transfer the mortality and investment risk, as well as the administration of, its employer-paid life insurance plan to a third party. MGE accounted for the settlement under the scope of ASC 715.
(c)
In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For both the years ended December 31, 2025 and 2024, the subsidy due to MGE was $0.3 million.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2025 and 2024, was $318.8 million and $311.0 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2025	2024	2025	2024
Long-term asset	$162,493	$131,418	$2,492	$846
Current liability	(2,477)	(2,441)	—	—
Long-term liability	(33,074)	(31,446)	(18,031)	(18,709)
Net asset (liability)	$126,942	$97,531	$(15,539)	$(17,863)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory asset (liability) in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2025	2024	2025	2024
Net actuarial loss (gain)	$(14,444)	$3,699	$(9,575)	$(7,191)
Transition obligation	—	—	—	3
Total	$(14,444)	$3,699	$(9,575)	$(7,188)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets as of December 31 are as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2025	2024
Projected benefit obligation, end of year	$35,551	$33,887
Fair value of plan assets, end of year	—	—

The accumulated benefit obligation and fair value of plan assets with an accumulated benefit obligation in excess of plan assets as of December 31 are as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2025	2024	2025	2024
Accumulated benefit obligation, end of year	$33,553	$32,463	$44,007	$43,882
Fair value of plan assets, end of year	—	—	25,976	25,172

b.
Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2025	2024	2023	2025	2024	2023
Service cost	$2,612	$3,078	$2,892	$743	$856	$780
Interest cost	17,139	17,118	17,319	3,028	3,126	3,308
Expected return on assets	(29,014)	(28,597)	(25,248)	(2,715)	(2,725)	(2,595)
Settlement cost	—	—	—	—	288	—
Amortization of:
Transition obligation	—	—	—	3	3	3
Prior service credit	—	—	—	—	(242)	—
Actuarial loss (gain)	299	859	1,760	(642)	380	(190)
Net periodic benefit cost (credit)	$(8,964)	$(7,542)	$(3,277)	$417	$1,686	$1,306

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

c.
Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.45%	5.64%	5.34%	5.59%
Rate of compensation increase	3.58%	3.81%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2036	2036

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.64%	5.10%	5.47%	5.59%	5.11%	5.45%
Expected rate of return on plan assets	7.00%	7.24%	7.00%	7.00%	6.81%	6.59%
Rate of compensation increase	3.83%	4.32%	3.28%	N/A	N/A	N/A

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

Pension Plan Assets

The asset allocation for MGE's pension plans as of December 31, 2025 and 2024, and the target allocation for 2026, by asset category, follows:

	Target	Percentage of Plan Assets at Year End
	Allocation(b)	2025	2024
Equity securities(a)	45%	48%	56%
Fixed income securities	50%	47%	38%
Real estate	5%	5%	6%

(a)
Target allocations for equity securities are broken out as follows: 32% United States equity and 13% non-United States equity.
(b)
The target allocation for MGE's pension plans were approved to be rebalanced in December 2025. The trades happened in two steps, the first in December 2025 and the second in January 2026.

Other Postretirement Plan Assets

Other Postretirement plan assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The asset allocation for MGE's 401(h) assets as of December 31, 2025 and 2024, and the target allocation for 2026, by asset category, follows:

	Target	Percentage of Plan Assets at Year End
	Allocation	2025	2024
Equity securities(a)	63%	65%	66%
Fixed income securities	30%	29%	28%
Real estate	7%	6%	6%

(a)
Target allocations for equity securities are broken out as follows: 45.5% United States equity and 17.5% non-United States equity.

The target asset allocation for the VEBA trusts are established based on a similar investment strategy as the 401(h) assets, with consideration for liquidity needs in the VEBA trusts.

e.
Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2025. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2025, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.
Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 19 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2025:

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

The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2025	2024
Cash and Cash Equivalents	$695	$772
Equity Securities:
U.S. Large Cap	118,871	128,262
U.S. Mid Cap	23,180	27,960
U.S. Small Cap	32,676	37,222
International Blend	72,948	73,444
Fixed Income Securities:
Short-Term Fund	18,467	7,231
High Yield Bond	25,154	24,231
Long Duration Bond	185,688	139,631
Real Estate	27,012	26,146
Fixed Rate Fund	569	890
Total	$505,260	$465,789

g.
Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2026. The contributions for years after 2026 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

MGE expects to contribute $2.5 million and $0.5 million to the pension and other postretirement benefit plans respectively in 2026.

h.
Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2026	$22,689	$5,404	$(461)	$4,943
2027	22,878	5,415	(504)	4,911
2028	23,123	5,383	(541)	4,842
2029	23,297	5,311	(577)	4,734
2030	23,392	5,247	(608)	4,639
2031 - 2035	118,606	24,843	(3,410)	21,433

12.
Share-Based Compensation - MGE Energy and MGE.

In 2020, MGE Energy shareholders approved the 2021 Long-Term Incentive Plan (the 2021 Incentive Plan). It provides for the issuance of up to 500,000 shares of MGE Energy common stock in connection with awards made under the 2021 Incentive Plan. The 2021 Incentive Plan authorizes awards of restricted stock, restricted stock units, performance units, and dividend equivalents, or any combination of the foregoing for eligible employees and non-employee directors. Prior to the adoption of the 2021 plan, eligible employees could receive awards of performance units under the 2006 Performance Unit Plan, an inactive plan with final award paid to employees in 2024. For the years ended December 31, 2025, 2024, and 2023, MGE recorded $3.3 million, $4.5 million, and $2.7 million, respectively, related to share-based compensation awards under the 2006 Performance Unit Plan and the 2021 Incentive Plan in "Other operations and maintenance" on the consolidated statements of income.

Restricted Stock Units - Equity Awards - Effective for awards granted in 2025, payouts of restricted stock units under the 2021 Incentive Plan are based on the expiration of a one-year time-vesting period for non-employee directors, and a three-year time-vesting period for officers. Prior to 2025, non-employee directors were based on a three-year time-vesting period. Restricted stock units granted are to be paid out in shares of MGE Energy common stock and are accounted for as equity awards. The fair value of each restricted stock unit granted is based on the closing market price of one share of MGE Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards on the grant date. The following activity occurred:

	2025		2024
	Units	Weighted Average Grant Date Fair Value (per share)	Units	Weighted Average Grant Date Fair Value (per share)
Nonvested awards January 1,	42,281	$65.65	33,467	$71.02
Granted	26,398	92.67	29,733	63.19
Vested	(23,831)	77.83	(14,244)	72.46
Undistributed vested awards(a)	(1,650)	92.67	(6,187)	67.18
Forfeitures	—	—	(488)	63.19
Nonvested awards December 31,	43,198	$74.44	42,281	$65.65

(a)
Represents restricted stock units that vested but were not distributed to retirement-eligible employees.

In the first quarter of 2025, 11,213 shares were distributed related to awards that were granted in 2022 under the 2021 Incentive Plan. In the first quarter of 2026, 22,050 shares were distributed related to awards granted in 2023 to employees and non-employee directors, and in 2025 to non-employee directors, under the 2021 Incentive Plan.

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

	2025	2024
Nonvested awards January 1,	22,098	18,779
Granted	18,136	16,414
Vested	(8,705)	(8,708)
Undistributed vested awards(c)	(1,650)	(3,899)
Forfeitures	—	(488)
Nonvested awards December 31,	29,879	22,098

Weighted average fair value of each nonvested award	$85.47	$130.73
Weighted average estimated payout % based on performance criteria	109.0%	139.1%

(c)
Represents performance units that vested but were not distributed to retirement-eligible employees.

Awards granted in 2022, for the 2021 Incentive Plan, vested at 175% with $1.2 million cash paid during the first quarter of 2025.

13.
Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

Information regarding lines of credit and short-term borrowings is shown below:

(In thousands)	MGE Energy(a)(c)		MGE
As of December 31,	2025	2024	2025		2024
Lines of credit(b)	$180,000	$180,000	$130,000		$130,000
Available capacity under line of credit(e)	$86,917	$179,383	$36,917		$129,383
Short-term debt outstanding(e)	$94,527	$-	$94,527		$-
Letters of credit issued inside credit facilities	$583	$617	$583		$617
Required ratio of consolidated debt to consolidated total capitalization - not to exceed a maximum	65.00%	65.00%	65.00	%(d)	65.00	%(d)
Weighted-average interest rate	3.84%	-%	3.84%		-%
Year Ended December 31,
Maximum short-term borrowings	$109,527	$67,500	$109,527		$67,500
Average short-term borrowings	$25,280	$39,257	$25,280		$39,257
Weighted-average interest rate	4.14%	5.27%	4.14%		5.27%

(a)
MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.
(b)
As of December 31, 2025, MGE Energy and MGE had no borrowings outstanding under these credit facilities and were in compliance with the covenant requirements of the credit agreements.
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
(e)
Available capacity under the Company’s line of credit is calculated as total committed revolving credit capacity less commercial paper outstanding as of December 31, 2025. The $2.0 million unsecured promissory note, issued to the seller in connection with a land acquisition, is included in short‑term debt outstanding but is not a borrowing under the Company’s revolving credit facilities. The promissory note was fully repaid, including interest, in January 2026.

14.
Long-Term Debt - MGE Energy and MGE.
a.
Long-Term Debt.

	December 31,
(In thousands)	2025	2024
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200
Tax Exempt Debt:
3.75%, 2027 Series, Industrial Development Revenue Bonds	19,300	19,300
Medium-Term Notes:(b)
6.12%, due 2028	20,000	20,000
7.12%, due 2032	25,000	25,000
6.247%, due 2037	25,000	25,000
Total Medium-Term Notes	70,000	70,000
Other Long-Term Debt:(c)
3.29%, due 2026(d)	15,000	15,000
3.11%, due 2027(d)	30,000	30,000
2.94%, due 2029(d)	50,000	50,000
2.48%, due 2031(d)	60,000	60,000
5.43%, due 2032(d)	25,000	25,000
5.43%, due 2033(d)	15,000	15,000
5.68%, due 2033(e)	15,726	17,297
5.19%, due 2033(e)	10,250	11,298
2.63%, due 2033(d)	40,000	40,000
5.61%, due 2034(d)	40,000	40,000
5.53%, due 2035(d)	35,000	35,000
5.12%, due 2036(d)(f)	25,000	—
5.30%, due 2039(d)	25,000	25,000
5.26%, due 2040(d)	15,000	15,000
5.04%, due 2040(g)	23,472	25,139
4.74%, due 2041(g)	15,167	16,167
4.38%, due 2042(d)	28,000	28,000
4.42%, due 2043(d)	20,000	20,000
4.47%, due 2048(d)	20,000	20,000
4.19%, due 2048(d)	60,000	60,000
3.76%, due 2052(d)	40,000	40,000
4.24%, due 2053(d)	20,000	20,000
5.91%, due 2053(d)	30,000	30,000
5.59%, due 2054(d)	25,000	25,000
5.76%, due 2055(d)(f)	25,000	—
4.34%, due 2058(d)	20,000	20,000
Total Other Long-Term Debt	727,615	682,901
Long-term debt due within one year	(21,633)	(5,285)
Unamortized discount and debt issuance costs	(4,277)	(4,419)
Total Long-Term Debt	$792,205	$763,697

(a)
MGE's utility plant was subject to a lien related to its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds were issued. On January 27, 2026, MGE completed a redemption of all outstanding first mortgage bonds and delivered to the Trustee a satisfaction and discharge which, pursuant to the terms of the Indenture, effectively discharged the Indenture. The Mortgage Indenture provided that dividends or any other distribution or purchase of MGE shares may not be made if the aggregate amount thereof since December 31, 1945, would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2025, approximately $807.2 million was available for the payment of dividends under this covenant.
(b)
The indenture under which MGE's Medium-Term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional secured bonds.
(c)
Unsecured notes issued pursuant to various Note Purchase Agreements with one or more purchasers. The notes are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes.
(d)
Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2025, MGE was in compliance with the covenant requirements.

(e)
Issued by MGE Power West Campus. The Note Purchase Agreements require MGE Power West Campus to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the WCCF pursuant to a long-term lease. As of December 31, 2025, MGE Power West Campus was in compliance with the covenant requirements.
(f)
In October 2025, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of new long-term debt (Series A), carrying an interest rate of 5.12% per annum over its 11-year life, and $25 million of new long-term debt (Series B), carrying an interest rate of 5.76% per annum over its 30-year life. Funding occurred on November 13, 2025. The proceeds of the senior notes will be used to assist with capital expenditures and other corporate obligations. The covenants of this debt are substantially consistent with the covenants applicable to MGE's existing unsecured senior notes.
(g)
Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of December 31, 2025, MGE Power Elm Road was in compliance with the covenant requirements.

b.
Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2025.

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Long-term debt maturities	$21,633	$54,888	$25,753	$55,926	$6,110	$653,805

MGE includes long-term debt held by MGE Power Elm Road and MGE Power West Campus in the consolidated financial statements (see Footnote 3 for further information regarding these VIEs).

c.
Long-Term Debt Issuance - MGE Energy and MGE.

On January 22, 2026, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $30 million of 5.05% senior unsecured notes due 2036, $30 million of 5.25% senior unsecured notes due 2041, and $30 million of 5.79% senior unsecured notes due 2056. The proceeds of the senior notes will be used to assist with capital expenditures and other corporate obligations. The covenants of these senior notes are substantially consistent with the covenants applicable to MGE's existing senior unsecured notes.

15.
Common Equity.

a.
Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Effective May 2025, MGE Energy transitioned to utilizing open market purchases for all shares issued under the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the year ended December 31, 2025, MGE Energy issued approximately 41,000 new shares of common stock. The net proceeds from these issuances were approximately $3.8 million, which were used for general corporate purposes.

For the years ended December 31, 2025 and 2024, MGE Energy paid $67.6 million (or $1.85 per share) and $63.6 million (or $1.76 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if MGE's common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. This restriction did not restrict MGE's payment of dividends in 2025. For the years ended December 31, 2025 and 2024, MGE paid $51.5 million and $34.5 million, respectively, in cash dividends to MGE Energy.

b.
Dilutive Shares Calculation - MGE Energy.

As of December 31, 2025, 37,293 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 12 for additional information on shared-based compensation awards.

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

In May 2024, the EPA finalized the Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (2024 ELG Rule) that further regulates the wastewater discharges associated with coal-fired power plants. The rule impacts Columbia and the Elm Road Units. The 2024 ELG Rule focuses on wastewater discharges from flue gas desulfurization, combustion residual leachate, and bottom ash transport water. The 2024 ELG Rule includes reduced requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. Although the 2024 ELG Rule is currently being challenged in federal court, the litigation is on hold while the EPA undertakes a reconsideration process. The 2024 ELG Rule builds upon the 2020 ELG Rule, which also remains under legal challenge and is similarly on hold pending the outcome of the EPA's review. In December 2025, the EPA published a rule (2025 Rule) that extended several rule deadlines. This rule has also been challenged. The operator of the Elm Road Units is in compliance with the 2024 ELG Rule. The operator of Columbia is currently in compliance with the 2024 ELG Rule and has indicated that they are reviewing the deadline extensions that are allowed under the 2025 Rule. MGE will continue to monitor the outcomes of the rule challenges and work with our co-owners on their compliance plans.

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

Air Quality

Federal and state air quality regulations impose restrictions on various emissions, including emissions of particulate matter (PM), sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants, and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Current EPA initiatives under the Clean Air Act, including the latest iteration of the Cross-State Air Pollution Rule (CSAPR), known as the Good Neighbor Plan, and National Ambient Air Quality Standards (NAAQS), have the potential to result in additional operating and capital expenditure costs for MGE.

Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

The Clean Air Act sets new source performance standards and emission guidelines for greenhouse gas (GHG) emissions from fossil fuel-fired electric generating units. These regulations apply to existing, new, and modified units and guide states in developing their emission control plans.

In May 2024, the EPA published its final performance standards and emission guidelines under section 111(b) of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil-fuel fired boilers used to produce electricity. The final rule granted some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule established a process where states must submit plans to the EPA for establishing standards. States had two years from the publication date of these rules to submit plans to the EPA for review and approval. Preliminary evaluation of the final ruling showed that MGE met the requirements for the gas-fired boilers at Blount. Evaluations done by the owners of Columbia and the Elm Road Units in 2024 indicated that they have a plan for complying with the May 2024 rule.

In June 2025, the EPA published a proposed rule with two potential options: (1) repeal the performance standards and emission guidelines under Section 111 of the Clean Air Act associated with GHG emissions from fossil fuel-fired power plants, or (2) retain only the efficiency-based requirements for new natural gas-fired power plants and repeal all other aspects of the rule.

In July 2025, the EPA released a new proposed rule titled "Reconsideration of 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards." In February 2026, the EPA finalized the repeal, which will effectively undo the basis for federal regulation of GHG under the Clean Air Act. Several states have already initiated legal challenges to the repeal, and other stakeholders are expected to do so. The scope and timing of any impacts on federal GHG regulation remain uncertain pending litigation and potential further agency action. MGE will continue to monitor developments.

National Ambient Air Quality Standards (NAAQS) and Related Rules

The EPA's NAAQS regulations have been developed to set allowable ambient levels of six pollutants to protect sensitive human populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants. The Clean Air Act requires that the EPA periodically review, and adjust as necessary, the NAAQS for these six air pollutants. The EPA's NAAQS review can result in a lowering of the allowed ambient levels of a pollutant, a change in how the pollutant is monitored, and/or a change in which sources of that pollutant are regulated. States implement any necessary monitoring and measurement changes and recommend areas for attainment (meets the ambient requirements) or nonattainment (does not meet these standards). The EPA makes final attainment and nonattainment determinations. States must come up with a State Implementation Plan (SIP) to get nonattainment areas into attainment and maintain air quality in attainment areas. Stationary sources of air emissions located in a nonattainment area will be most affected and may be subject to additional data submission and emission measurement requirements during permitting renewals, new emission limitations set by the SIP (which could result in significant capital expenditures), and additional expenses and/or permitting burdens for expanding existing facilities or building new facilities. The process, which starts with determining acceptable primary and/or secondary NAAQS and ends with executing SIPs, can take years. Since the NAAQS regulations have the potential to affect both existing and new facilities, MGE continuously monitors changes to these rules to evaluate whether changes could impact its operations. In addition, the EPA has adopted interstate transport rules, such as CSAPR, to address contributions to NAAQS nonattainment from upwind sources in neighboring states. In the following paragraphs we discuss specific NAAQS and transport rule developments that may affect MGE.

Ozone NAAQS

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area for the 2015 Ozone NAAQS. The area was redesignated to serious nonattainment by the EPA in December 2024, effective January 2025, but is currently categorized as moderate nonattainment following a stay granted by the U.S. Court of Appeals for the Seventh Circuit in September 2025. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation will have a direct material effect on the Elm Road Units.

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

Multiple states and industry groups challenged the March 2024 PM2.5 NAAQS rule in the United States Court of Appeals for the District of Columbia Circuit. In March 2025, the EPA announced reconsideration of the rule and the litigation was put on hold pending completion of that process. In November 2025, the EPA filed a motion with the D.C. Circuit requesting to vacate the 2024 rule entirely due to error in the rulemaking process. The EPA has indicated that they intend to formally propose a revised rule in 2026.

The final impact of this rule will not be known until the EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule's (CSAPR) Good Neighbor Plan and Clean Air Visibility Rule

The EPA's Good Neighbor Plan and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished through a reduction in NOx and SO2 from qualifying fossil-fuel fired power plants and industrial boilers in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS (Good Neighbor Plan). The Good Neighbor Plan impacts 23 states, including Wisconsin. For Wisconsin, the Good Neighbor Plan includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. Initial obligations under the Federal Implementation Plan were scheduled to begin during the 2023 ozone season. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a SIP to meet its obligations or accept the EPA's Good Neighbor Plan.

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

Clean Air Visibility Rule

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of Clean Air Visibility Rule, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR and its progeny such as the Good Neighbor Plan satisfy the requirements of BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions. MGE will continue to monitor legal developments and any future updates to this rule.

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

In February 2026, the EPA finalized the CCR Management Unit Deadline Extension Rule, which provides a one‑year extension for the submission of Facility Evaluation Reports and extends the deadline for the implementation of groundwater monitoring systems at legacy CCR management units to February 2031. Columbia is evaluating the impact of this extension on its compliance timeline. This update is not expected to materially affect anticipated compliance costs.

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

As of December 31, 2025, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Coal(a)	$15,564	$8,207	$6,349	$—	$—	$—
Natural gas(b)	52,875	56,266	61,430	61,249	61,199	312,947
Purchase power(c)	5,980	5,795	258	—	—	—
Renewable energy(d)	7,369	3,403	3,434	1,385	1,413	36,370
Other	9,393	2,779	1,396	842	828	1,220
	$91,181	$76,450	$72,867	$63,476	$63,440	$350,537

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
d.
Other Commitments.

MGE Energy holds investments in nonpublic venture capital funds. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $5.1 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three-year agreement with a venture debt fund expiring in December 2028. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2025, MGE Energy has $0.7 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Other commitments	$333	$333	$333	$333	$333	$1,333

17.
Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, solar generating facilities, and battery storage, all of which are located on property not owned and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities and the associated regulatory asset recorded as of December 31, 2025.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2025	2024
Balance as of January 1,	$69,132	$54,430
Liabilities incurred(a)	3,010	25,756
Accretion expense	3,435	2,671
Liabilities settled(b)	(808)	(7,548)
Revisions in estimated cash flows(c)	1,520	(6,177)
Balance as of December 31,	$76,289	$69,132

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2025		December 31, 2024
Commodity derivative contracts	224,360	MWh	307,640	MWh
Commodity derivative contracts	8,230,000	Dth	6,285,000	Dth
FTRs	2,413	MW	2,131	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of December 31, 2025, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.4 million. As of December 31, 2024, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.1 million.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2025
Commodity derivative contracts(a)	$448	$2,380	Other current liabilities
Commodity derivative contracts(a)	366	185	Other deferred liabilities and other
FTRs	337	—	Other current assets

December 31, 2024
Commodity derivative contracts(a)	$927	$1,121	Other current liabilities
Commodity derivative contracts(a)	286	140	Other deferred liabilities and other
FTRs	108	—	Other current assets

(a) As of December 31, 2025, and 2024, collateral of $1.8 million and less than $0.1 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2025
Assets
Commodity derivative contracts	$814	$(814)	$—	$—
FTRs	337	—	—	337
Liabilities
Commodity derivative contracts	2,565	(814)	(1,751)	—

December 31, 2024
Assets
Commodity derivative contracts	$1,213	$(1,213)	$—	$—
FTRs	108	—	—	108
Liabilities
Commodity derivative contracts	1,261	(1,213)	(48)	—

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2025		2024
	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
(In thousands)
Unrealized loss	$3,149	$—	$5,041	$—
Realized (loss) gain reclassified to a deferred account	(153)	153	(3,821)	3,821
Realized (loss) gain reclassified to income statement	(1,522)	27	(6,506)	(5,002)

	Realized Losses (Gains)
	2025		2024
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$823	$(58)	$7,052	$3,726
FTRs	730	—	730	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of both December 31, 2025 and 2024, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2025, no counterparties had defaulted.

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

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$818,115	$768,889	$773,400	$698,765

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.3 million and $4.4 million as of December 31, 2025 and 2024, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for both MGE and MGE Energy.

	Fair Value as of December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,151	$568	$—	$583
Liabilities:
Derivatives, net(a)	$2,565	$1,331	$—	$1,234
Deferred compensation	7,172	—	7,172	—
Total Liabilities	$9,737	$1,331	$7,172	$1,234

	Fair Value as of December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,321	$987	$—	$334
Liabilities:
Derivatives, net(a)	$1,261	$480	$—	$781
Deferred compensation	6,468	—	6,468	—
Total Liabilities	$7,729	$480	$6,468	$781
(a)
As of December 31, 2025, and 2024, collateral of $1.8 million and less than $0.1 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2025	2024	2023
Realized and unrealized gains (losses):
Included in regulatory assets	$(205)	$—	$(1,738)
Included in regulatory liability	—	2,159	—
Included in earnings	(1,602)	(6,209)	(9,211)
Settlements	1,603	6,207	9,211

The following table presents total realized and unrealized losses included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(b).

(In thousands)
Year Ended December 31,	2025	2024	2023
Purchased power expense	$(1,602)	$(6,209)	$(9,211)

(b)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

20.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows for the years ended December 31:

(In thousands)
Electric revenues	2025	2024	2023
Residential	$187,264	$174,756	$171,137
Commercial	258,044	255,240	252,268
Industrial	12,330	12,948	13,759
Other-retail/municipal	40,048	40,796	40,815
Total retail	497,686	483,740	477,979
Sales to the market	30,654	10,893	10,163
Other revenues	3,214	3,040	1,587
Total electric revenues	531,554	497,673	489,729

Gas revenues
Residential	123,719	106,150	116,640
Commercial/Industrial	80,560	65,021	75,410
Total retail	204,279	171,171	192,050
Gas transportation	6,582	6,905	7,399
Other revenues	562	511	563
Total gas revenues	211,423	178,587	200,012

Non-regulated energy revenues	677	684	690
Total Operating Revenue	$743,654	$676,944	$690,431

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

21.
Noncontrolling Interest - MGE.

The noncontrolling interest in MGE's consolidated balance sheets as of December 31:

(In thousands)	2025	2024
MGE Power Elm Road(a)	$104,479	$104,304
MGE Power West Campus(a)	52,309	46,082
Total Noncontrolling Interest	$156,788	$150,386

The net income attributable to noncontrolling interest, net of tax, was as follows for the years ended December 31:

(In thousands)	2025	2024	2023
MGE Power Elm Road(a)	$15,175	$15,553	$14,668
MGE Power West Campus(a)	7,477	7,302	7,200
Net Income Attributable to Noncontrolling Interest, Net of Tax	$22,652	$22,855	$21,868

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

The following tables show segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	Total Reportable Segments	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2025
Operating revenues	$531,554	$211,423	$677	$—	$743,654	$—	$—	$743,654
Interdepartmental revenues	(76)	20,876	44,743	—	65,543	—	(65,543)	—
Total operating revenues	531,478	232,299	45,420	—	809,197	—	(65,543)	743,654
Fuel and purchased power	(95,150)	—	—	—	(95,150)	—	4,299	(90,851)
Purchased gas costs	—	(123,648)	—	—	(123,648)	—	16,622	(107,026)
Depreciation and amortization	(89,212)	(17,376)	(7,736)	—	(114,324)	—	—	(114,324)
Interest expense	(27,035)	(7,388)	(3,519)	—	(37,942)	—	—	(37,942)
Other segment items(a)	(232,227)	(61,630)	(131)	—	(293,988)	(500)	44,622	(249,866)
Income tax (provision) benefit	(2,077)	(6,000)	(9,271)	(3,545)	(20,893)	128	—	(20,765)
Equity in earnings of investments	—	—	—	13,009	13,009	—	—	13,009
Net income (loss)	85,777	16,257	24,763	9,464	136,261	(372)	—	135,889

Year Ended December 31, 2024
Operating revenues	$497,673	$178,587	$684	$—	$676,944	$—	$—	$676,944
Interdepartmental revenues	(194)	14,983	43,831	—	58,620	—	(58,620)	—
Total operating revenues	497,479	193,570	44,515	—	735,564	—	(58,620)	676,944
Fuel and purchased power	(90,726)	—	—	—	(90,726)	—	3,880	(86,846)
Purchased gas costs	—	(93,834)	—	—	(93,834)	—	11,141	(82,693)
Depreciation and amortization	(84,264)	(16,779)	(7,538)	—	(108,581)	—	—	(108,581)
Interest expense	(25,616)	(6,943)	(3,793)	—	(36,352)	—	—	(36,352)
Other segment items(a)	(225,985)	(60,290)	(113)	—	(286,388)	(793)	43,599	(243,582)
Income tax (provision) benefit	3,620	(1,995)	(9,009)	(3,345)	(10,729)	133	—	(10,596)
Equity in earnings of investments	—	—	—	12,275	12,275	—	—	12,275
Net income (loss)	74,508	13,729	24,062	8,930	121,229	(660)	—	120,569

Year Ended December 31, 2023
Operating revenues	$489,729	$200,012	$690	$—	$690,431	$—	$—	$690,431
Interdepartmental revenues	922	15,501	41,586	—	58,009	—	(58,009)	—
Total operating revenues	490,651	215,513	42,276	—	748,440	—	(58,009)	690,431
Fuel and purchased power	(102,520)	—	—	—	(102,520)	—	3,669	(98,851)
Purchased gas costs	—	(118,509)	—	—	(118,509)	—	11,862	(106,647)
Depreciation and amortization	(77,440)	(15,531)	(7,381)	—	(100,352)	—	—	(100,352)
Interest expense	(22,883)	(6,146)	(4,062)	—	(33,091)	—	—	(33,091)
Other segment items(a)	(201,680)	(54,084)	(107)	2	(255,869)	(3,228)	42,478	(216,619)
Income tax (provision) benefit	(10,182)	(7,175)	(8,370)	(2,897)	(28,624)	821	—	(27,803)
Equity in earnings of investments	—	—	—	10,631	10,631	—	—	10,631
Net income (loss)	75,946	14,068	22,356	7,736	120,106	(2,407)	—	117,699

(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Total Reportable Segments	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2025
Operating revenues	$531,554	$211,423	$677	$743,654	$—	$743,654
Interdepartmental revenues	(76)	20,876	44,743	65,543	(65,543)	—
Total operating revenues	531,478	232,299	45,420	809,197	(65,543)	743,654
Fuel and purchased power	(95,150)	—	—	(95,150)	4,299	(90,851)
Purchased gas costs	—	(123,648)	—	(123,648)	16,622	(107,026)
Depreciation and amortization	(89,212)	(17,376)	(7,736)	(114,324)	—	(114,324)
Interest expense	(27,035)	(7,388)	(3,519)	(37,942)	—	(37,942)
Other segment items(a)	(232,227)	(61,630)	(131)	(293,988)	44,622	(249,366)
Income tax provision	(2,077)	(6,000)	(9,271)	(17,348)	—	(17,348)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(22,652)	(22,652)
Net income attributable to MGE	85,777	16,257	24,763	126,797	(22,652)	104,145

Year Ended December 31, 2024
Operating revenues	$497,673	$178,587	$684	$676,944	$—	$676,944
Interdepartmental revenues	(194)	14,983	43,831	58,620	(58,620)	—
Total operating revenues	497,479	193,570	44,515	735,564	(58,620)	676,944
Fuel and purchased power	(90,726)	—	—	(90,726)	3,880	(86,846)
Purchased gas costs	—	(93,834)	—	(93,834)	11,141	(82,693)
Depreciation and amortization	(84,264)	(16,779)	(7,538)	(108,581)	—	(108,581)
Interest expense	(25,616)	(6,943)	(3,793)	(36,352)	—	(36,352)
Other segment items(a)	(225,985)	(60,290)	(113)	(286,388)	43,599	(242,789)
Income tax (provision) benefit	3,620	(1,995)	(9,009)	(7,384)	—	(7,384)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(22,855)	(22,855)
Net income attributable to MGE	74,508	13,729	24,062	112,299	(22,855)	89,444

Year Ended December 31, 2023
Operating revenues	$489,729	$200,012	$690	$690,431	$—	$690,431
Interdepartmental revenues	922	15,501	41,586	58,009	(58,009)	—
Total operating revenues	490,651	215,513	42,276	748,440	(58,009)	690,431
Fuel and purchased power	(102,520)	—	—	(102,520)	3,669	(98,851)
Purchased gas costs	—	(118,509)	—	(118,509)	11,862	(106,647)
Depreciation and amortization	(77,440)	(15,531)	(7,381)	(100,352)	—	(100,352)
Interest expense	(22,883)	(6,146)	(4,062)	(33,091)	—	(33,091)
Other segment items(a)	(201,680)	(54,084)	(107)	(255,871)	42,478	(213,393)
Income tax provision	(10,182)	(7,175)	(8,370)	(25,727)	—	(25,727)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(21,868)	(21,868)
Net income attributable to MGE	75,946	14,068	22,356	112,370	(21,868)	90,502

(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

The following tables show segment information for MGE Energy's and MGE's capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Year ended Dec. 31, 2025	$285,576	$48,003	$9,641	$—	$—	$—	$343,220
Year ended Dec. 31, 2024	192,469	38,101	6,355	—	—	—	236,925
Year ended Dec. 31, 2023	180,743	36,402	4,926	—	—	—	222,071

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Year ended Dec. 31, 2025	$285,576	$48,003	$9,641	$—	$343,220
Year ended Dec. 31, 2024	192,469	38,101	6,355	—	236,925
Year ended Dec. 31, 2023	180,743	36,402	4,926	—	222,071

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2025, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of December 31, 2025, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2025. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2025 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 9B. Other Information.

MGE Energy

During the three months ended December 31, 2025, no director or officer of MGE Energy or Madison Gas and Electric adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

MGE

On February 19, 2026, Madison Gas and Electric Company (“MGE”) entered into an Asset Sale Agreement, pursuant to which MGE has agreed to acquire a 33.4% ownership interest in the RockGen Energy Center, a simple‑cycle natural gas‑fired electric generating facility located near Cambridge, Wisconsin.

The ownership interest represents approximately 168 MW of existing gas‑fired electric generation capacity. The aggregate purchase price for the ownership interest is $203 million, subject to customary purchase price adjustments.

The consummation of the transaction is subject to the receipt of required regulatory approvals, including approval from the PSCW, and the satisfaction of other customary closing conditions. If such approvals are obtained and conditions satisfied, the transaction is currently expected to close in late 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "Election of Directors" in MGE Energy's definitive proxy statement (2026 Proxy Statement) to be filed with the SEC before April 30, 2026. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "Beneficial Ownership – Delinquent Section 16(a) Reports" in the 2026 Proxy Statement.

The information required by Item 10 relating to MGE Energy’s corporate governance is incorporated herein by reference to the information under the heading “Board of Directors Information,” including the information in the subheading "Audit Committee" in the 2026 Proxy Statement.

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

Insider Trading Policy

The information required under Item 10 concerning insider trading policies and procedures is incorporated herein by reference to the information under the heading "Insider Trading Policy" in the 2026 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 11 relating to MGE Energy’s executive and director compensation and certain related matters is incorporated herein by reference to the information under the heading "Executive Compensation,” but not including the information under the subheadings "Compensation Committee Report," and "Pay Versus Performance" in the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The following table presents information regarding MGE Energy's equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	$—	325,723	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	—	$—	325,723

(1)
All of the available shares under the 2021 Long-term Incentive plan may be issued as awards in the form of restricted stock, restricted stock units, and performance units. Stock options are not authorized. As of December 31, 2025, there were restricted stock units and performance units outstanding under the 2021 Long-term Incentive Plan. Column (c) assumes the outstanding performance shares are settled in shares of common stock as opposed to cash.

The information required by Item 12 regarding the security ownership of certain beneficial owners and management and certain equity compensation plan information is incorporated herein by reference to the information under the heading "Beneficial Ownership," in the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "Board of Directors Information" section in the 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "Ratification of PricewaterhouseCoopers LLP as our Independence Registered Public Accounting Firm" in the 2026 Proxy Statement.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2025	2024
Audit fees(a)	$1,305,905	$1,252,042
Audit-related fees(b)	80,000	80,000
Tax fees(c)	111,491	131,383
All other fees	—	—

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
(b)
Audit-Related Fees for 2025 and 2024 include professional services rendered in connection with utility commission-mandated obligations.
(c)
Tax Fees for 2025 and 2024 include the review of federal and state income tax returns. Tax fees for 2025 also include IRA Tax Credit Compliance (Domestic Content) advisory and compliance services. Tax fees for 2024 also include services related to Revenue Procedure 2013-15, Method for Repair and Maintenance Costs of Natural Gas Transmission and Distribution Property.

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

			Incorporated by Reference
Ex. No.		Exhibit Description	Form	File No.	Exhibit	Date Filed
3.1		Amended and Restated Articles of Incorporation of MGE Energy, Inc.	S-3 Registration Statement	333-197423	4.1	7/15/2014

3.2		Amended and Restated Bylaws of MGE Energy, Inc.	8-K	0-49965	3.1	9/15/2023

3.3		Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012.	8-K	0-1125	3.1	10/25/2012

3.4		Amended Bylaws of Madison Gas and Electric Company as in effect at August 16, 2002	10-K	0-1125	3.3	3/26/2003

4.1		Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee	10-K	0-1125	4B	3/29/2000

4.2	**	Description of Common Stock	-	-	-	-

4.3

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

10.1		Second Amended and Restated Credit Agreement dated as of November 8, 2022, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	0-49965	10.1	2/22/2023

10.2		Second Amended and Restated Credit Agreement dated as of November 8, 2022, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	0-1125	10.2	2/22/2023

10.3		First Amendment to second Amended and Restated Credit Agreement dated January 30, 2023, among Madison Gas and Electric Company, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.1	2/01/2023

10.4		Second Amended and Restated Credit Agreement dated as of November 8, 2022, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	10-K	0-1125	10.4	2/22/2023

10.5		Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.4	5/8/2018

10.6		Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.5	8/7/2018

10.7		Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.	10-K	0-49965	10.6	2/22/2019

10.8		West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.9		West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.10		West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.11		West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.12		West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.13		West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.14		Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.15		Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.16		Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.17		Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.18		Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.19		Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.20		Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.21		Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.22		Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.23		Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.24		Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.25		Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.26		Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.27	**	Asset Sale Agreement, dated as of February 19, 2026, by and Between Dairyland Power Cooperative and Madison Gas and Electric Company.	-	-	-	-

10.28	*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

10.29	*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.30	*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.31	*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.32	*	Amendment to Madison Gas and Electric Company Deferred Compensation Agreement	10-K	0-49965	10.31	2/22/2023

10.33	*	2023 Deferred Compensation Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/22/2023

10.34	*	Income Continuation Agreement - Keebler	10-K	0-49965	10.32	2/22/2018

10.35	*	Income Continuation Agreement - Hobbie	10-K	0-49965	10.34	2/22/2023

10.36	*	MGE Energy, Inc., 2021 Long-Term Incentive Plan	DEF 14A	0-49965	DEF 14A	3/31/2020

10.37	*	Form of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.43	2/24/2021

10.38	*	Form of Notice of Grant of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.44	2/24/2021

10.39	*	Form of Restricted Stock Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.45	2/24/2021

10.40	*	Form of Restricted Stock Award Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.46	2/24/2021

10.41	*	Form of Notice of Grant of Restricted Stock Award Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.47	2/24/2021

10.42	*	Form of Restricted Stock Units Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.48	2/24/2021

10.43	*	Form of Restricted Stock Units Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.49	2/24/2021

10.44	*	Form of Notice of Grant of Restricted Stock Units Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.50	2/24/2021

10.45	*	Form of Supplemental Disability	10-Q	0-49965	10.1	8/6/2024

19.1	**	Insider Trading Policies and Procedures	10-K	0-49965	19	2/21/2024

21	**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1	**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2	**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

31.3	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

32.1	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

32.3	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

97.1	*	Policy on Recoupment of Incentive Compensation	10-K	0-49965	97.1	2/21/2024

101.INS	**	XBRL Instance	-	-	-	-
101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	-	-	-	-
104.1	**	Included in the cover page, formatted in Inline XBRL

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith.
***		Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Income

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating Expenses:
Other operations and maintenance	$969	$818	$868
Total Operating Expenses	969	818	868
Operating Loss	(969)	(818)	(868)
Equity in earnings of investments	136,204	121,310	120,394
Other income (loss), net	293	(395)	(2,862)
Interest income, net	252	296	105
Income before income taxes	135,780	120,393	116,769
Income tax benefit	109	175	930
Net Income	$135,889	$120,568	$117,699

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net Cash Flows Provided by Operating Activities	$76,396	$65,883	$67,253
Investing Activities:
Contributions to affiliates	(16,885)	(33,429)	(3,750)
Contributions to other investments	(1,037)	(1,964)	(3,080)
Other	4,466	329	987
Cash Used for Investing Activities	(13,456)	(35,064)	(5,843)
Financing Activities:
Issuance of common stock, net	3,750	31,712	—
Cash dividends paid on common stock	(67,587)	(63,595)	(60,393)
Other	—	(94)	—
Cash Used for Financing Activities	(63,837)	(31,977)	(60,393)
Change in cash, cash equivalents, and restricted cash	(897)	(1,158)	1,017
Cash, cash equivalents, and restricted cash at beginning of period	3,195	4,353	3,336
Cash, cash equivalents, and restricted cash at end of period	$2,298	$3,195	$4,353

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	As of December 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$2,298	$3,195
Other current assets	3,830	3,284
Total Current Assets	6,128	6,479
Other deferred assets and other	117	163
Investments:
Investments in affiliates	1,314,778	1,236,884
Other investments	22,227	22,785
Total Investments	1,337,005	1,259,669
Total Assets	$1,343,250	$1,266,311

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$63	$591
Other current liabilities	2,515	14
Total Current Liabilities	2,578	605
Other Credits:
Deferred income taxes	36,720	35,559
Other deferred liabilities	16	9
Total Other Credits	36,736	35,568
Shareholders' Equity:
Common shareholders' equity	471,501	466,005
Retained earnings	832,435	764,133
Total Shareholders' Equity	1,303,936	1,230,138
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$1,343,250	$1,266,311

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.
Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2025.

2.
Credit Agreements.

As of December 31, 2025, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. As of December 31, 2025 and 2024, no borrowings were outstanding under this facility. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for further information regarding MGE Energy's credit agreement.

3.
Commitments and Contingencies.

See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for information regarding commitments and contingencies.

4.
Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2025	2024	2023
MGE	$51,500	$34,500	$41,000
MAGAEL	—	2,000	—
CWDC	—	2,000	—
MGE Power Elm Road	15,000	15,000	14,250
MGE Power West Campus	1,250	7,000	6,250
MGE Transco	7,157	5,230	5,533
MGEE Transco	287	260	79
Total	$75,194	$65,990	$67,112

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2025, is 58.0% as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2025. Cash dividends of $51.5 million and $34.5 million were paid by MGE to MGE Energy in 2025 and 2024, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2025, approximately $807.2 million was available for the payment of dividends under this covenant. On January 27, 2026, MGE completed a redemption of all outstanding first mortgage bonds, and delivered to the Trustee a satisfaction and discharge which, pursuant to the terms of the Indenture, effectively discharged the Indenture.

See Footnotes 13 and 14 of the Notes to Consolidated Financial Statements in this Report for more information on dividend restrictions appearing in credit agreements and long-term debt, respectively.

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses(b)	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period
Year ended 2023:
Accumulated provision for uncollectibles	$8,372,840	3,264,309	20,400	(3,559,473)	$8,098,076

Year ended 2024:
Accumulated provision for uncollectibles	$8,098,076	4,850,000	54,000	(3,972,334)	$9,029,742

Year ended 2025:
Accumulated provision for uncollectibles	$9,029,742	5,850,001	51,600	(4,269,143)	$10,662,201

(a)
Net of recovery of amounts previously written off.
(b)
For both the years ended December 31, 2025 and 2024, MGE recovered $4.9 million of bad debt expense as a regulatory asset. For the years ended December 31, 2025, 2024, and 2023, MGE deferred $1.9 million, $0.4 million, and $1.5 million, respectively, of bad debt expense as a regulatory asset. See Footnote 8 of the Notes to Consolidated Financial Statements in this Report for further information.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 24, 2026	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2026.

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

Madison Gas and Electric Company
(Registrant)

Date: February 24, 2026	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2026.

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