Form 10-Q
period 2026-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2026-05-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2026

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

MGE Energy, Inc. ☐	Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒	Madison Gas and Electric Company Yes ☐ No ☒

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2026
MGE Energy, Inc.	Common stock, $1.00 par value, 36,756,422 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the registrants' 2025 Annual Report on Form 10-K: Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report; and Item 8. Financial Statements and Supplementary Data – Footnote 16, as updated by Part I, Item 1. Financial Statements – Footnote 8 in this report; and (b) other factors discussed herein and in other filings made by that registrant with the Securities and Exchange Commission (SEC).

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2025 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2025
2024 ELG Rule	Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AD/CVD	Antidumping and Countervailing Duties
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
ATM	At-the-Market Offering Program
Badger Hollow	Badger Hollow Solar Park
Blount	Blount Station
BTA	Best Technology Available
CA	Certificate of Authority
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CWIP	Construction Work in Progress
Dth	Dekatherms, a quantity measure for natural gas
DOC	United States Department of Commerce
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Energy Center
IRS	Internal Revenue Service
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen Oxide
OBBBA	One Big Beautiful Bill Act
Paris	Paris Solar-Battery Park
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs

PM	Particulate Matter
PSCW	Public Service Commission of Wisconsin
PTC	Production Tax Credit
ROE	Return on Equity
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Sunnyside	Sunnyside Solar and Battery Project
Therm	Measure of quantity of heat used to measure gas supply
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
USITC	United States International Trade Commission
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Riverside	West Riverside Energy Center
WPDES	Wisconsin Pollutant Discharge Elimination System
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Operating Revenues:
Electric revenues	$131,440	$125,489
Gas revenues	111,263	93,481
Total Operating Revenues	242,703	218,970

Operating Expenses:
Fuel for electric generation	20,309	17,569
Purchased power	2,467	4,378
Cost of gas sold	70,823	53,964
Other operations and maintenance	61,568	56,559
Depreciation and amortization	28,089	27,678
Other general taxes	6,295	5,957
Total Operating Expenses	189,551	166,105
Operating Income	53,152	52,865

Other income, net	10,990	2,604
Interest expense, net	(9,805)	(7,581)
Income before income taxes	54,337	47,888
Income tax provision	(5,856)	(6,296)
Net Income	$48,481	$41,592

Earnings Per Share of Common Stock
Basic	$1.32	$1.14
Diluted	$1.32	$1.14

Dividends per share of common stock	$0.475	$0.450

Weighted Average Shares Outstanding
Basic	36,590	36,511
Diluted	36,620	36,539

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net income	$48,481	$41,592
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	28,089	27,678
Deferred income taxes	2,497	1,344
Provision for doubtful receivables	1,756	2,200
Employee benefit plan credit	(2,369)	(1,181)
Cash contributions to pension and other postretirement plans	(1,874)	(1,914)
Equity earnings in investments	(3,541)	(3,181)
Dividends from investments	2,719	3,287
Changes in assets and liabilities
Current assets	20,917	16,039
Accounts payable	(16,661)	(16,485)
Deferred income taxes	364	—
Other current liabilities	(2,285)	337
Regulatory assets and liabilities, net	5,805	6,675
Other, net	(3,205)	1,471
Cash Provided by Operating Activities	80,693	77,862

Investing Activities:
Capital expenditures	(101,140)	(47,653)
Capital contributions to investments	(4,822)	(2,540)
Other	503	(399)
Cash Used for Investing Activities	(105,459)	(50,592)

Financing Activities:
Issuance of common stock, net	14,014	3,279
Cash dividends paid on common stock	(17,368)	(16,428)
Repayments of long-term debt	(2,544)	(1,308)
Issuance of long-term debt	90,000	—
Repayments of short-term debt	(54,277)	—
Other	(1,310)	(650)
Cash Provided by (Used for) Financing Activities	28,515	(15,107)

Change in cash, cash equivalents, and restricted cash	3,749	12,163
Cash, cash equivalents, and restricted cash at beginning of period	8,736	24,496
Cash, cash equivalents, and restricted cash at end of period	$12,485	$36,659

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2026	2025
Current Assets:
Cash and cash equivalents	$9,468	$5,666
Accounts receivable, less reserves of $9,800 and $8,578, respectively	59,014	57,558
Other accounts receivable, less reserves of $2,257 and $2,084, respectively	12,108	12,983
Unbilled revenues	31,597	42,770
Materials and supplies, at average cost	38,193	37,850
Fuel for electric generation, at average cost	11,242	11,010
Stored natural gas, at average cost	9,409	15,317
Prepaid taxes	14,243	19,314
Regulatory assets - current	10,996	8,879
Other current assets	14,864	17,201
Total Current Assets	211,134	228,548
Regulatory assets	45,488	42,758
Pension and other postretirement benefit asset	168,666	164,985
Other deferred assets and other	19,215	18,348
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,282,117	2,279,899
Construction work in progress	326,399	292,969
Total Property, Plant, and Equipment	2,608,516	2,572,868
Investments	132,663	127,913
Total Assets	$3,185,682	$3,155,420

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$20,471	$21,633
Short-term debt	40,250	94,527
Accounts payable	57,288	117,673
Accrued interest and taxes	13,674	10,269
Accrued payroll related items	14,114	17,244
Regulatory liabilities - current	28,175	23,490
Other current liabilities	9,191	11,873
Total Current Liabilities	183,163	296,709
Other Credits:
Deferred income taxes	344,250	337,798
Investment tax credit - deferred	48,066	48,609
Regulatory liabilities	189,423	185,372
Accrued pension and other postretirement benefits	51,249	51,105
Asset retirement obligations	77,143	76,289
Other deferred liabilities and other	62,645	63,397
Total Other Credits	772,776	762,570
Capitalization:
Common shareholders' equity	1,349,399	1,303,936
Long-term debt	880,344	792,205
Total Capitalization	2,229,743	2,096,141
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$3,185,682	$3,155,420

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income/(Loss)	Total
Three Months Ended March 31, 2025
Beginning Balance	$36,490	$429,515	$764,133	$—	$1,230,138
Net income			41,592		41,592
Common stock dividends declared ($0.450 per share)			(16,428)		(16,428)
Issuance of common stock, net	36	3,243			3,279
Equity-based compensation plans and other	11	321			332
Ending Balance - March 31, 2025	$36,537	$433,079	$789,297	$—	$1,258,913

Three Months Ended March 31, 2026
Beginning Balance	$36,542	$434,959	$832,435	$—	$1,303,936
Net income			48,481		48,481
Common stock dividends declared ($0.475 per share)			(17,368)		(17,368)
Issuance of common stock, net	189	13,825			14,014
Equity-based compensation plans and other	22	314			336
Ending Balance - March 31, 2026	$36,753	$449,098	$863,548	$—	$1,349,399

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating Revenues:
Electric revenues	$131,440	$125,489
Gas revenues	111,263	93,481
Total Operating Revenues	242,703	218,970

Operating Expenses:
Fuel for electric generation	20,309	17,569
Purchased power	2,467	4,378
Cost of gas sold	70,823	53,964
Other operations and maintenance	61,236	56,262
Depreciation and amortization	28,089	27,678
Other general taxes	6,295	5,957
Total Operating Expenses	189,219	165,808
Operating Income	53,484	53,162

Other income, net	6,683	(384)
Interest expense, net	(9,824)	(7,635)
Income before income taxes	50,343	45,143
Income tax provision	(4,630)	(5,340)
Net Income	$45,713	$39,803
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,606)	(5,599)
Net Income Attributable to MGE	$40,107	$34,204

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net income	$45,713	$39,803
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	28,089	27,678
Deferred income taxes	1,979	982
Provision for doubtful receivables	1,756	2,200
Employee benefit plan credit	(2,369)	(1,181)
Cash contributions to pension and other postretirement plans	(1,874)	(1,914)
Changes in assets and liabilities
Current assets	19,421	16,065
Accounts payable	(17,023)	(16,498)
Deferred income taxes	364	—
Other current liabilities	570	(253)
Regulatory assets and liabilities, net	5,805	6,675
Other, net	(3,256)	397
Cash Provided by Operating Activities	79,175	73,954

Investing Activities:
Capital expenditures	(101,140)	(47,653)
Other	(1,286)	(396)
Cash Used for Investing Activities	(102,426)	(48,049)

Financing Activities:
Cash dividends paid to parent by MGE	(18,000)	(13,500)
Distributions to parent from noncontrolling interest	(4,250)	(4,000)
Capital contribution from parent	16,750	—
Repayments of long-term debt	(2,544)	(1,308)
Issuance of long-term debt	90,000	—
Repayments of short-term debt	(54,277)	—
Other	(1,311)	(650)
Cash Provided by (Used for) Financing Activities	26,368	(19,458)

Change in cash, cash equivalents, and restricted cash	3,117	6,447
Cash, cash equivalents, and restricted cash at beginning of period	5,318	20,059
Cash, cash equivalents, and restricted cash at end of period	$8,435	$26,506

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2026	2025
Current Assets:
Cash and cash equivalents	$5,418	$2,248
Accounts receivable, less reserves of $9,800 and $8,578, respectively	59,014	57,558
Other accounts receivable, less reserves of $2,257 and $2,084, respectively	12,104	12,979
Unbilled revenues	31,597	42,770
Materials and supplies, at average cost	38,193	37,850
Fuel for electric generation, at average cost	11,242	11,010
Stored natural gas, at average cost	9,409	15,317
Prepaid taxes	14,208	18,748
Regulatory assets - current	10,996	8,879
Other current assets	15,852	17,225
Total Current Assets	208,033	224,584
Regulatory assets	45,488	42,758
Pension and other postretirement benefit asset	168,666	164,985
Other deferred assets and other	18,022	17,817
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,282,145	2,279,927
Construction work in progress	326,399	292,969
Total Property, Plant, and Equipment	2,608,544	2,572,896

Total Assets	$3,048,753	$3,023,040

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$20,471	$21,633
Short-term debt	40,250	94,527
Accounts payable	56,911	117,658
Accrued interest and taxes	13,463	10,234
Accrued payroll related items	14,114	17,244
Regulatory liabilities - current	28,175	23,490
Other current liabilities	9,190	8,843
Total Current Liabilities	182,574	293,629
Other Credits:
Deferred income taxes	307,132	301,198
Investment tax credit - deferred	48,066	48,609
Regulatory liabilities	189,423	185,372
Accrued pension and other postretirement benefits	51,249	51,105
Asset retirement obligations	77,143	76,289
Other deferred liabilities and other	65,257	67,281
Total Other Credits	738,270	729,854
Capitalization:
Common shareholder's equity	1,089,421	1,050,564
Noncontrolling interest	158,144	156,788
Total Equity	1,247,565	1,207,352
Long-term debt	880,344	792,205
Total Capitalization	2,127,909	1,999,557
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$3,048,753	$3,023,040

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended March 31, 2025
Beginning balance	17,348	$17,348	$283,667	$688,404	$—	$150,386	$1,139,805
Net income				34,204		5,599	39,803
Cash dividends paid to parent by MGE				(13,500)			(13,500)
Distributions to parent from noncontrolling interest						(4,000)	(4,000)
Ending Balance - March 31, 2025	17,348	$17,348	$283,667	$709,108	$—	$151,985	$1,162,108

Three Months Ended March 31, 2026
Beginning balance	17,348	$17,348	$292,167	$741,049	$—	$156,788	$1,207,352
Net income				40,107		5,606	45,713
Capital contributions from parent			16,750				16,750
Cash dividends paid to parent by MGE				(18,000)			(18,000)
Distributions to parent from noncontrolling interest						(4,250)	(4,250)
Ending Balance - March 31, 2026	17,348	$17,348	$308,917	$763,156	$—	$158,144	$1,247,565

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

1.
Summary of Significant Accounting Policies – MGE Energy and MGE.

a.
Basis of Presentation.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities (VIE) under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus in its financial reports. See Footnote 3 of the Notes to the Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2025 Annual Report on Form 10-K (the 2025 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2026, and during the three months ended March 31, 2026, as applicable, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2025 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes thereto located on pages 52 through 105 of the 2025 Annual Report on Form 10-K.

b.
Supplemental Cash Flow Information – MGE Energy and MGE.

	MGE Energy		MGE(b)
	March 31,	March 31,	March 31,	March 31,
(In Thousands)	2026	2025	2026	2025
Income tax receipts, net(a):
US Federal	$(364)	$(19)	$(364)	$(19)
Significant noncash investing activities:
Accrued capital expenditures	12,961	9,802	12,961	9,802

(a)
For the three months ended March 31, 2026, federal tax receipts include $0.4 million of proceeds from the transfer of federal tax credits under Internal Revenue Code Section 6418.
(b)
MGE Energy files a consolidated federal income tax return with its subsidiaries. While taxes are filed on a consolidated basis, MGE calculates its respective share of tax liability and makes intercompany tax payments to or from its parent company.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2026	2025	2026	2025
Cash and cash equivalents	$9,468	$5,666	$5,418	$2,248
Restricted cash	665	952	665	952
Receivable - margin account	2,352	2,118	2,352	2,118
Cash, cash equivalents, and restricted cash	$12,485	$8,736	$8,435	$5,318

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Equity earnings from investment in ATC	$3,522	$2,990
Dividends received from ATC	2,662	3,287
Capital contributions to ATC	4,460	2,492

In April 2026, MGE Transco made a $2.2 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Operating revenues	$265,259	$234,929
Operating expenses	(127,405)	(116,745)
Other income, net	700	83
Interest expense, net	(44,476)	(39,193)
Earnings before members' income taxes	$94,078	$79,074

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2026, and 2025, MGE recorded $11.2 million and $10.2 million, respectively, for transmission service. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of March 31, 2026, and December 31, 2025, MGE had a receivable due from ATC of $3.0 million and $2.5 million, respectively. The receivable is primarily related to transmission interconnection activities at the renewable generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The effective income tax rates for the period, computed by dividing income tax expense by income before taxes, were as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2026	2025	2026	2025
Effective income tax rate	10.8%	13.1%	9.2%	11.8%

The effective tax rates were different than the federal statutory rate primarily due to state income taxes, net of the related federal tax benefit, federal production tax credits (PTC) and investment tax credits (ITC), the amortization of excess deferred taxes, and the impact of non-taxable income related to the equity portion of Allowance for Funds Used During Construction (AFUDC), net of depreciation. For both MGE Energy and MGE, the decrease in the effective tax rate compared to the prior year period was driven primarily by additional federal tax credits associated with renewable generation and energy storage projects, as well as increased non-taxable income related to the equity portion of AFUDC on projects under construction.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Pension Benefits
Components of net periodic benefit cost:
Service cost	$619	$651
Interest cost	4,011	4,256
Expected return on assets	(7,736)	(7,261)
Amortization of:
Actuarial loss	44	48
Net periodic benefit (credit) cost	$(3,062)	$(2,306)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$175	$183
Interest cost	682	760
Expected return on assets	(707)	(724)
Amortization of:
Transition obligation	—	1
Actuarial gain	(181)	(148)
Net periodic benefit (credit) cost	$(31)	$72

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. In 2026, MGE is refunding over-collected costs from previous years. During the three months ended March 31, 2025, MGE recovered $0.6 million. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements - MGE Energy.

a.
Common Stock.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three months ended March 31, 2026, and 2025, net proceeds from the Stock Plan were approximately $2.6 million and $3.3 million, respectively, which were used for general corporate purposes.

In February 2026, MGE Energy filed a prospectus supplement under which it may sell shares of its common stock having an aggregate offering price of up to $100 million, through Guggenheim Securities, LLC, and Morgan Stanley & Co. LLC (each, a Manager) in negotiated transactions that are deemed to be an "at-the-market offering" (ATM). The ATM may be terminated by MGE Energy or, with respect only to itself, any Manager. Unless earlier terminated, the ATM shall automatically terminate on February 23, 2029, if MGE Energy does not file a new shelf registration statement relating to the shares to be sold under the ATM on or prior to such date. Each Manager will be entitled to compensation at a commission equal to up to 2.0% of the gross offering proceeds of the shares of common stock sold under the ATM. MGE expects to use the net proceeds from any issuance of common stock for general corporate purposes, including repayment of short-term debt, funding capital expenditures, and investments in subsidiaries. As of March 31, 2026, MGE sold an aggregate of 154,321 shares of its common stock under the ATM at an aggregate net proceeds of $11.5 million and $0.2 million in transaction fees paid.

We had the following changes to outstanding common stock during the three months ended March 31, 2026:

	Three Months Ended
	March 31,
	2026	2025
Common stock shares outstanding at beginning of period	36,541,849	36,489,641
Shares issued:
At-the-market offering program	154,321	—
Stock-based compensation	22,050	11,213
Stock plan	34,988	35,774
Common stock shares outstanding at end of period	36,753,208	36,536,628

b.
Dilutive Shares Calculation.

As of March 31, 2026, 30,059 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three months ended March 31, 2026, and 2025, MGE recorded $1.1 million and $1.2 million, respectively, in compensation expense related to share-based compensation awards.

In the first quarter of 2026, MGE distributed cash payments of $1.7 million and 22,050 shares of common stock related to awards granted in 2023 to employees and non-employee directors, and in 2025 to non-employee directors, under the 2021 Incentive Plan.

In March 2026, MGE granted 24,879 performance units and 34,230 restricted stock units under the 2021 Incentive Plan to eligible employees and non-employee directors. In April 2026, MGE granted 25,000 restricted stock units under the 2021 Incentive plan to eligible employees.

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

8.
Commitments and Contingencies - MGE Energy and MGE.

a.
Environmental.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which we conduct our operations, the costs of those operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules could have the potential to have a material effect on capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

In May 2024, the EPA finalized the Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (2024 ELG Rule) that further regulates the wastewater discharges associated with coal-fired power plants. The rule impacts Columbia and the Elm Road Units. The 2024 ELG Rule focuses on wastewater discharges from flue gas desulfurization, combustion residual leachate, and bottom ash transport water. The 2024 ELG Rule includes reduced requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. Although the 2024 ELG Rule is currently being challenged in federal court, the litigation is on hold while the EPA undertakes a reconsideration process. The 2024 ELG Rule builds upon the 2020 ELG Rule, which also remains under legal challenge and is similarly on hold pending the outcome of the EPA's review. In December 2025, the EPA published a rule (2025 Rule) that extended several rule deadlines. This rule is also under legal challenge. The operator of the Elm Road Units is in compliance with the 2024 ELG Rule. The operator of Columbia has indicated they are in compliance with the 2024 ELG Rule. MGE will continue to monitor the outcomes of the rule challenges and work with our co-owners on their compliance plans.

•
The EPA's cooling water intake rules require that cooling water intake structures at electric power plants meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens of cooling water intake structures).

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

Intakes at Columbia are subject to this rule. In March 2026, Columbia received an updated WPDES permit from the WDNR. The WPDES permit has indicated that Columbia's existing intake structure meets BTA standards. MGE does not, based on current information, anticipate any further requirements at Columbia and thus does not expect this rule to have a material effect on Columbia.

•
The Clean Air Act set new source performance standards and emission guidelines for greenhouse gas (GHG) emissions from fossil fuel-fired electric generating units. These regulations apply to existing, new, and modified units and guide states in developing their emission control plans.

In May 2024, the EPA published its final performance standards and emission guidelines under Section 111(b) of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil fuel-fired boilers used to produce electricity. The final rule granted some emissions flexibility for existing coal-fired units that retire and/or fuel switch by certain dates. For existing natural gas boiler units, the final rule established a process where states must submit plans to the EPA for establishing standards. States had two years from the publication date of these rules to submit plans to the EPA for review and approval. Preliminary evaluation of the final ruling showed that MGE met the requirements for the gas-fired boilers at Blount. Evaluations done by the owners of Columbia and the Elm Road Units in 2024 indicated that they have a plan for complying with the May 2024 rule. In June 2025, the EPA published a proposed rule with two potential options: (1) repeal the performance standards and emission guidelines under Section 111 of the Clean Air Act associated with GHG emissions from fossil fuel-fired power plants, or (2) retain only the efficiency-based requirements for new natural gas-fired power plants and repeal all other aspects of the rule. In July 2025, the EPA released a new proposed rule titled "Reconsideration of 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards." In February 2026, the EPA finalized the repeal, which will effectively undo the basis for federal regulation of GHG under the Clean Air Act. Several states and stakeholders have initiated legal challenges to the repeal. The scope and timing of any impacts on federal GHG regulation remain uncertain pending litigation and potential further agency action. MGE will continue to monitor developments.

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

The final impact of this rule will not be known until the EPA determines the attainment status of Wisconsin counties and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

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

In February 2026, the EPA finalized the CCR Management Unit Deadline Extension Rule, which provides a one-year extension for the submission of Facility Evaluation Reports and extends the deadline for the implementation of groundwater monitoring systems at legacy CCR management units to February 2031. Columbia continues to evaluate the impact of this extension on its compliance timeline. This update is not expected to materially affect anticipated compliance costs. In April 2026, the EPA published a proposed rule that would amend the CCR regulations by eliminating certain closure requirements that previously applied to legacy surface impoundments and CCR management units. MGE will continue to monitor legal developments and any future updates to this rule.

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

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future minimum commitments related to purchase contracts as of March 31, 2026:

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Coal(a)	$20,515	$12,158	$7,927	$—	$—	$—

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
b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 2% in 2026 and 2025. The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarizes deferred electric fuel-related costs:

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2024	($3.0)(a)	October 2025
2025	($7.1)	(b)
2026	($4.4)	(c)

(a)
There was no change to the refund or recovery in the fuel rules proceedings from the amount MGE deferred.
(b)
In March 2026, MGE filed its application for reconciliation of actual fuel costs for 2025 with the PSCW proposing to return these savings in October 2026. These costs will be subject to the PSCW's annual review of 2025 fuel costs, expected to be completed in 2026.
(c)
These costs will be subject to the PSCW's annual review of 2026 fuel costs, expected to be completed in 2027.

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2026		December 31, 2025
Commodity derivative contracts	195,040	MWh	224,360	MWh
Commodity derivative contracts	4,792,500	Dth	8,230,000	Dth
FTRs	927	MW	2,413	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of March 31, 2026, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by less than $0.1 million. As of December 31, 2025, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.4 million.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2026
Commodity derivative contracts(a)	$1,109	$1,213	Other current liabilities
Commodity derivative contracts(a)	144	74	Other deferred liabilities and other
FTRs	109	—	Other current assets

December 31, 2025
Commodity derivative contracts(a)	$448	$2,380	Other current liabilities
Commodity derivative contracts(a)	366	185	Other deferred liabilities and other
FTRs	337	—	Other current assets

(a)
As of March 31, 2026, and December 31, 2025, collateral of less than $0.1 million and $1.8 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2026
Assets
Commodity derivative contracts	$1,253	$(1,253)	$—	$—
FTRs	109	—	—	109
Liabilities
Commodity derivative contracts	1,287	(1,253)	(34)	—

December 31, 2025
Assets
Commodity derivative contracts	$814	$(814)	$—	$—
FTRs	337	—	—	337
Liabilities
Commodity derivative contracts	2,565	(814)	(1,751)	—

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2026		2025
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended March 31:
Unrealized gain	$(5,432)	$—	$(1,756)	$—
Realized gain (loss) reclassified to a deferred account	2,608	(2,608)	551	(551)
Realized gain (loss) reclassified to income statement	1,335	2,315	(595)	241

	Realized Losses (Gains)
	2026		2025
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$(872)	$(2,231)	$398	$(203)
FTRs	(547)	—	159	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of both March 31, 2026, and December 31, 2025, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2026, no counterparties had defaulted.

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

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$905,571	$850,444	$818,115	$768,889

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.8 million and $4.3 million as of March 31, 2026, and December 31, 2025, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for both MGE and MGE Energy.

	Fair Value as of March 31, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,362	$1,007	$—	$355
Liabilities:
Derivatives, net(a)	$1,287	$1,007	$—	$280
Deferred compensation	7,426	—	7,426	—
Total Liabilities	$8,713	$1,007	$7,426	$280

	Fair Value as of December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,151	$568	$—	$583
Liabilities:
Derivatives, net(a)	$2,565	$1,331	$—	$1,234
Deferred compensation	7,172	—	7,172	—
Total Liabilities	$9,737	$1,331	$7,172	$1,234

(a)
As of March 31, 2026, and December 31, 2025, collateral of less than $0.1 million and $1.8 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Realized and unrealized gains (losses):
Included in regulatory liability	$726	$960
Included in earnings	1,382	(553)
Settlements	(1,382)	555

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(b).

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Purchased power expense	$1,382	$(553)

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of March 31, 2026(a)	Estimated Date of Commercial Operation
Darien(b)(c)	10%	Battery	7.5 MW	$18 million(j)	$7.4 million	2027
Koshkonong(b)(d)	10%	Solar/Battery	30 MW/16.5 MW	$93 million(j)	$65.9 million	2026 Solar 2027 Battery
High Noon(b)(e)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$60.1 million	2027
Columbia Energy Dome(b)(e)	19%	Storage	3 MW	$22 million(j)	$2.0 million	2027
Badger Hollow(b)(f)	10%	Wind	11.2 MW	$36 million	$5.6 million	2027
Whitetail(g)	10%	Wind	6.7 MW	$23 million	$1.2 million	2027
Dawn Harvest(b)(h)	10%	Solar	15 MW	$34 million	$1.4 million	2027
Ursa(b)(e)	10%	Solar	20 MW	$46 million	$6.5 million	2028
Saratoga(b)(i)	10%	Solar/Battery	15 MW/5 MW	$46 million	$11.9 million	2028
Good Oak(b)(e)	10%	Solar	9.8 MW	$22 million	$1.7 million	2028
Gristmill(b)(e)	10%	Solar	6.7 MW	$15 million	$1.6 million	2028

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. During the three months ended March 31, 2026, MGE recognized $3.1 million, after tax, in AFUDC for these projects compared to $1.6 million for the comparable period in 2025.
(c)
Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin.
(d)
Koshkonong Solar Energy Center is located in the Towns of Christiana and Deerfield in Dane County, Wisconsin.
(e)
Located in Columbia County, Wisconsin.
(f)
Badger Hollow Wind is located in Iowa and Grant Counties, Wisconsin.
(g)
Whitetail Wind is located in Grant County, Wisconsin.
(h)
Dawn Harvest Solar Energy Center is located in Rock County, Wisconsin.
(i)
Saratoga Solar Energy Center is located in Wood County, Wisconsin.
(j)
Estimated costs are expected to exceed PSCW previously approved Certificate of Authority (CA) levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updates in its rate case proceedings.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2026	2025
Residential	$45,314	$45,139
Commercial	61,419	60,635
Industrial	2,848	2,964
Other-retail/municipal	9,334	9,348
Total retail	118,915	118,086
Sales to the market	11,609	6,480
Other	856	888
Total electric revenues	131,380	125,454

Gas revenues
Residential	62,764	53,868
Commercial/Industrial	45,505	37,113
Total retail	108,269	90,981
Gas transportation	2,767	2,313
Other	227	187
Total gas revenues	111,263	93,481

Non-regulated energy revenues	60	35
Total Operating Revenue	$242,703	$218,970

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See Footnote 22 to the consolidated financial statements included in Part II, Item 8 of the 2025 Annual Report on Form 10-K for additional discussion of each of these segments.

Fuel and purchased power and Purchased gas costs are significant segment expenses as defined in Segment Reporting. The Chief Operating Decision Maker does not review disaggregated assets on a segment basis; therefore, such information is not presented.

The following tables show segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	Total Reportable Segments	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2026
Operating revenues	$131,380	$111,263	$60	$—	$242,703	$—	$—	$242,703
Interdepartmental revenues	(8)	9,014	11,418	—	20,424	—	(20,424)	—
Total operating revenues	131,372	120,277	11,478	—	263,127	—	(20,424)	242,703
Fuel and purchased power	(24,073)	—	—	—	(24,073)	—	1,297	(22,776)
Purchased gas costs	—	(78,554)	—	—	(78,554)	—	7,731	(70,823)
Depreciation and amortization	(21,254)	(4,865)	(1,970)	—	(28,089)	—	—	(28,089)
Interest expense	(8,079)	(2,223)	(836)	—	(11,138)	—	—	(11,138)
Other segment items(a)	(55,274)	(15,605)	(51)	—	(70,930)	453	11,396	(59,081)
Income tax benefit (provision)	2,981	(5,263)	(2,348)	(965)	(5,595)	(261)	—	(5,856)
Equity in earnings of investments	—	—	—	3,541	3,541	—	—	3,541
Net income	25,673	13,767	6,273	2,576	48,289	192	—	48,481

Three Months Ended March 31, 2025
Operating revenues	$125,454	$93,481	$35	$—	$218,970	$—	$—	$218,970
Interdepartmental revenues	(48)	6,472	11,104	—	17,528	—	(17,528)	—
Total operating revenues	125,406	99,953	11,139	—	236,498	—	(17,528)	218,970
Fuel and purchased power	(23,106)	—	—	—	(23,106)	—	1,159	(21,947)
Purchased gas costs	—	(59,290)	—	—	(59,290)	—	5,326	(53,964)
Depreciation and amortization	(21,535)	(4,232)	(1,911)	—	(27,678)	—	—	(27,678)
Interest expense	(6,493)	(1,763)	(906)	—	(9,162)	—	—	(9,162)
Other segment items(a)	(55,979)	(16,096)	(44)	—	(72,119)	(436)	11,043	(61,512)
Income tax benefit (provision)	1,902	(4,987)	(2,255)	(867)	(6,207)	(89)	—	(6,296)
Equity in earnings of investments	—	—	—	3,181	3,181	—	—	3,181
Net income (loss)	20,195	13,585	6,023	2,314	42,117	(525)	—	41,592
(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Total Reportable Segments	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2026
Operating revenues	$131,380	$111,263	$60	$242,703	$—	$242,703
Interdepartmental revenues	(8)	9,014	11,418	20,424	(20,424)	—
Total operating revenues	131,372	120,277	11,478	263,127	(20,424)	242,703
Fuel and purchased power	(24,073)	—	—	(24,073)	1,297	(22,776)
Purchased gas costs	—	(78,554)	—	(78,554)	7,731	(70,823)
Depreciation and amortization	(21,254)	(4,865)	(1,970)	(28,089)	—	(28,089)
Interest expense	(8,079)	(2,223)	(836)	(11,138)	—	(11,138)
Other segment items(b)	(55,274)	(15,605)	(51)	(70,930)	11,396	(59,534)
Income tax benefit (provision)	2,981	(5,263)	(2,348)	(4,630)	—	(4,630)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,606)	(5,606)
Net income attributable to MGE	25,673	13,767	6,273	45,713	(5,606)	40,107

Three Months Ended March 31, 2025
Operating revenues	$125,454	$93,481	$35	$218,970	$—	$218,970
Interdepartmental revenues	(48)	6,472	11,104	17,528	(17,528)	—
Total operating revenues	125,406	99,953	11,139	236,498	(17,528)	218,970
Fuel and purchased power	(23,106)	—	—	(23,106)	1,159	(21,947)
Purchased gas costs	—	(59,290)	—	(59,290)	5,326	(53,964)
Depreciation and amortization	(21,535)	(4,232)	(1,911)	(27,678)	—	(27,678)
Interest expense	(6,493)	(1,763)	(906)	(9,162)	—	(9,162)
Other segment items(b)	(55,979)	(16,096)	(44)	(72,119)	11,043	(61,076)
Income tax benefit (provision)	1,902	(4,987)	(2,255)	(5,340)	—	(5,340)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,599)	(5,599)
Net income attributable to MGE	20,195	13,585	6,023	39,803	(5,599)	34,204
(b)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

The following tables show segment information for MGE Energy's and MGE's capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Three Months Ended March 31, 2026	$84,901	$12,191	$4,048	$—	$—	$—	$101,140
Three Months Ended March 31, 2025	31,322	14,017	2,314	—	—	—	47,653

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Three Months Ended March 31, 2026	$84,901	$12,191	$4,048	$—	$101,140
Three Months Ended March 31, 2025	31,322	14,017	2,314	—	47,653

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

The ownership/leasing structure for our nonregulated energy operations was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin, and a partial ownership of a cogeneration project on the UW-Madison campus. A third party operates the units in Oak Creek, and MGE operates the cogeneration project. Due to the nature of MGE's participation in these facilities, the results of MGE Energy's nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

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
•
Credit market conditions, including interest rates and our debt credit rating,
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K.

During the three months ended March 31, 2026, MGE Energy's earnings were $48.5 million, or $1.32 per share, compared to $41.6 million, or $1.14 per share, during the same period in the prior year. MGE's earnings during the three months ended March 31, 2026, were $40.1 million compared to $34.2 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2026	2025
Electric Utility	$25.7	$20.2
Gas Utility	13.8	13.6
Nonregulated Energy	6.3	6.0
Transmission Investments	2.6	2.3
All Other	0.1	(0.5)
Net Income	$48.5	$41.6

Our net income during the three months ended March 31, 2026, compared to the same periods in the prior year, primarily reflects the effects of the following factors:

Electric Utility

Earnings for the three months ended March 31, 2026, increased year-over-year, primarily driven by a rise in the rate base due to increased electric investments approved in the 2026/2027 rate case.

Significant Events

The following events affected the first three months of 2026:

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

2026 Deferred Fuel Savings: MGE had deferred fuel savings through the three months ended March 31, 2026. As of March 31, 2026, MGE deferred $4.4 million of 2026 fuel savings. These costs will be subject to the PSCW's annual review of 2026 fuel costs, expected to be completed during 2027. See Footnote 9 of the Notes to the Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

Large Scale Utility Projects: Large scale generation projects recently completed or under construction, are summarized in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Source (In millions)	Share of Estimated Costs(a)	Costs Incurred as of March 31, 2026(a)(b)
Solar	$544.9	$143.2
Wind	73.0	10.7
Battery	193.4	61.5
Storage	22.0	2.0
Other	11.0	0.4

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $3.2 million, $2.3 million, $1.0 million, $0.7 million of AFUDC equity earnings through March 31, 2026, on Koshkonong, High Noon, Sunnyside, and other projects, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.

In February 2026, MGE executed an asset purchase agreement to acquire 33.4% ownership interest in the RockGen Energy Center, an existing natural gas-fired generating plant near Cambridge, Wisconsin. MGE's estimated cost is approximately $203 million. If approved, the transaction is expected to close in late 2027.

In the near term, several items may affect us, including:

2025 Annual Fuel Proceeding: MGE had fuel savings in 2025. As of December 31, 2025, MGE deferred $7.1 million of 2025 fuel savings. These costs will be subject to the PSCW's annual review of 2025 fuel costs, expected to be completed during 2026. MGE has proposed to return these savings in October 2026.

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

•
Growing renewable generation and storage. MGE is seeking to acquire, or has acquired, joint interests in several renewable generation and storage projects. The forecasted capital expenditures include approximately 252 MW of solar, 18 MW of wind, and 125 MW of storage, which include projects approved or pending PSCW approval. See the 2026-2030 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.

•
Transitioning away from coal. Elm Road Units: In October 2025, MGE, along with the plant co-owners, filed a joint application with the PSCW to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. See the 2026-2030 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. By the end of 2030, coal is expected to be used only as a backup fuel at the Elm Road Units. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal.

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

Environmental Initiatives – Natural gas distribution: Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system in a quick and cost-effective manner. MGE offers two voluntary renewable natural gas programs. The initial program, launched in May 2024, enables customers to offset emissions associated with their natural gas consumption through a mechanism in which MGE purchases renewable thermal credits and retires them on behalf of participating customers. The second program, launched in January 2026, enables customers to inject renewable natural gas produced on the customer's premise into MGE's distribution system. Customers may sell the natural gas to MGE or another third party and may retain or sell to MGE or another third party the associated environmental attributes.

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

Financing and Equity Issuance Plans: As of March 31, 2026, MGE has $140 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures. MGE expects to use a portion of the remaining authority during 2026 to finance authorized utility capital expenditures. MGE Energy has equity programs available to issue new shares of common stock, including its at-the-market offering program and its Direct Stock Purchase and Dividend Reinvestment Plan. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report for additional information on these programs.

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

Results of Operations

Three Months Ended March 31, 2026 and 2025

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Residential	$45,314	$45,139	0.4%	215,333	214,992	0.2%
Commercial	61,419	60,635	1.3%	434,159	430,278	0.9%
Industrial	2,848	2,964	(3.9)%	34,824	34,533	0.8%
Other-retail/municipal	9,334	9,348	(0.1)%	80,223	79,752	0.6%
Total retail	118,915	118,086	0.7%	764,539	759,555	0.7%
Sales to the market	11,609	6,480	79.2%	117,752	127,099	(7.4)%
Other revenues	856	888	(3.6)%	—	—	—%
Total	$131,380	$125,454	4.7%	882,291	886,654	(0.5)%

Electric revenue increased $5.9 million during the three months ended March 31, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$5.1
Rate changes	2.0
Customer fixed and demand charges	0.5
Net increase in commercial, industrial and other-retail/municipal volume	0.2
Increase in residential volume	0.1
Revenue subject to refund, net	(1.9)
Other	(0.1)
Total	$5.9

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended March 31, 2026, sales were made at higher market prices and partially offset by decreased market volume compared to the same period in the prior year. The revenue generated from these sales is largely offset by fuel rules costs, and do not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Rate changes. In December 2025, the PSCW authorized MGE to increase 2026 rates for retail electric customers by approximately 0.15%. Rates charged to retail customers during the three months ended March 31, 2026, were $2.0 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.

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

Electric fuel and purchased power

	Three Months Ended March 31,
(In millions)	2026	2025	$ Change
Fuel for electric generation	$20.3	$17.6	$2.7
Purchased power	2.5	4.4	(1.9)

The $2.7 million increase in fuel for electric generation in the first three months of 2026 was due to an approximately 18% increase in the average cost, partially offset by a 2% decrease in internal generation, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power decreased $1.9 million in the first three months of 2026, compared to the same period in the prior year. The decrease in purchased power was due to an approximately 53% decrease in average cost. This decrease was partially offset by an approximately 21% increase in market purchases as a result of decreased internal generation. There were no deferred fuel costs recovered during the three months ended March 31, 2026 and 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended March 31,			Three Months Ended March 31,
rate per therm of retail customer)	2026	2025	% Change	2026	2025	% Change
Residential	$62,764	$53,868	16.5%	50,258	52,229	(3.8)%
Commercial/Industrial	45,505	37,113	22.6%	45,016	46,136	(2.4)%
Total retail	108,269	90,981	19.0%	95,274	98,365	(3.1)%
Gas transportation	2,767	2,313	19.6%	21,741	21,824	(0.4)%
Other revenues	227	187	21.4%	—	—	—%
Total	$111,263	$93,481	19.0%	117,015	120,189	(2.6)%
Heating degree days (normal 3,490)				3,327	3,369	(1.2)%
Average rate per therm of retail customer	$1.136	$0.925	22.8%

Gas revenue increased $17.8 million during the three months ended March 31, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$16.8
Revenue subject to refund, net	2.5
Other	1.0
Decrease in volume	(2.5)
Total	$17.8

•
Rate changes. In December 2025, the PSCW authorized MGE to increase 2026 rates for retail gas customers by approximately 2.77%.

MGE recovers the cost of natural gas in its gas segment through the PGA. Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased, driving higher rates during the three months ended March 31, 2026.

The average retail rate per therm excluding customer fixed charges for the three months ended March 31, 2026, increased approximately 23% compared to the same period in the prior year, reflecting an increase in natural gas commodity costs (recovered through the PGA).

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

•
Other. For the three months ended March 31, 2026, other gas revenue increased primarily due to customer growth and higher residential customer fixed rate.

•
Volume. For the three months ended March 31, 2026, retail gas deliveries decreased approximately 3% compared to the same period in the prior year. The decrease was primarily attributable to lower residential use per customer. Unfavorable weather conditions during the first three months of 2026 further contributed to the reduction in volumes.

Cost of gas sold

Cost of gas sold increased $16.9 million during the three months ended March 31, 2026, compared to the same period in the prior year. Cost per therm increased approximately 36%, partially offset by a decrease in therms delivered of approximately 3%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the three months ended March 31, 2026, operations and maintenance expenses increased $5.0 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$3.5
Increased transmission costs	1.6
Increased electric production expenses	0.7
Decreased other expenses	(0.5)
Decreased electric distribution expenses	(0.3)
Total	$5.0

•
Increased administrative and general costs are primarily related to increased pension and other postretirement costs. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost are generally offset by electric revenue and does not have a significant impact on net income.

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

Consolidated depreciation expense

Electric depreciation expense decreased $0.3 million and gas depreciation expense increased $0.6 million during the three months ended March 31, 2026, compared to the same period in the prior year.

Electric and gas other income

Electric other income increased $6.0 million and gas other income increased $1.0 million during the three months ended March 31, 2026, compared to the same period in the prior year, driven by a $4.2 million positive impact from non-service costs components of pension and other postretirement costs. The PSCW has approved MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income. Higher AFUDC-Equity due to continued capital investment further contributed to an increase in electric other income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended March 31, 2026 and 2025, net income at the nonregulated energy operations segment was $6.3 million and $6.0 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended March 31, 2026 and 2025, other income at the transmission investment segment primarily reflects ATC's operations and was $3.5 million and $3.2 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $1.0 million in other income from all other operations during the three months ended March 31, 2026, primarily reflects results from investment gains recognized in the current year, from venture capital funds. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

Consolidated Income Taxes - MGE Energy and MGE

See Footnote 4 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate.

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

	Three Months Ended
	March 31,
(In millions)	2026	2025
MGE Power Elm Road	$3.7	$3.8
MGE Power West Campus	1.9	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2026, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial

Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of March 31, 2026, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets, including our at-the-market program. The amount and timing of any financings will be primarily driven by capital investments and cash requirements and will depend upon market conditions, regulatory approvals, and other factors. MGE plans to maintain a capital structure consistent with authorized levels approved by its regulator. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2025 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2026 and 2025:

	MGE Energy		MGE
(In thousands)	2026	2025	2026	2025
Cash provided by (used for):
Operating activities	$80,693	$77,862	$79,175	$73,954
Investing activities	(105,459)	(50,592)	(102,426)	(48,049)
Financing activities	28,515	(15,107)	26,368	(19,458)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the three months ended March 31, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Higher overall collections from customers, driven by higher electric and gas rates	$29.6	$29.6
Lower payments for other operation and maintenance expenses	2.1	3.9
Changes in income taxes paid/received	0.4	0.4
Higher payments for fuel and purchased power at our generation plants, as well as higher natural gas costs to our customers	(28.3)	(28.3)
Lower dividend received from ATC	(0.6)	—
Higher payments for interest	(0.3)	(0.3)
Other operating activities	(0.1)	(0.1)
Increase in cash provided by operating activities	$2.8	$5.2

Capital Requirements and Investing Activities

The principal increases (decreases) in cash flows from investing activities during the three months ended March 31, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Capital expenditures, primarily reflects an increase in electric and gas utility expenditures, specifically related to spending for Saratoga, Ursa, and Badger Hollow Wind construction	$(53.5)	$(53.5)
Capital contributions in ATC and other investments	(2.3)	—
Proceeds from the sale of investments	1.7	—
Other investing activities	(0.8)	(0.9)
Decrease in cash flows from investing activities	$(54.9)	$(54.4)

Cash Used for Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the three months ended March 31, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Change in long-term debt(a)	$88.8	$88.8
Higher cash distribution from parent (MGE Energy)	—	16.8
Higher issuance of common stock	10.7	—
Change in short-term debt borrowings, net	(54.3)	(54.3)
Higher cash dividends to parent (MGE Energy)	—	(4.5)
Higher cash dividends paid, dividend rate per share ($0.475 vs. $0.450)	(0.9)	—
Higher distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(b)	—	(0.3)
Other financing activities	(0.7)	(0.7)
Increase in cash flows from financing activities	$43.6	$45.8

(a)
In January 2026, MGE issued $90 million of senior unsecured notes that were used to assist with financing additional capital expenditures and other corporate obligations. In January 2026, MGE completed a redemption of $1.2 million of its outstanding first mortgage bonds.

(b) The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2026	December 31, 2025
Common shareholders' equity	58.9%	58.9%
Long-term debt(a)	39.3%	36.8%
Short-term debt	1.8%	4.3%

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

Environmental Matters

See the discussion of environmental matters included in the 2025 Annual Report on Form 10-K, as updated by Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

Rate Matters

In December 2025, the PSCW approved a settlement agreement for MGE's 2026/2027 rate case. As part of that settlement agreement, the PSCW approved a 0.15% increase for electric rates and a 2.77% increase to gas rates for 2026 and a 3.63% increase for electric rates and a 2.04% increase to gas rates for 2027.

Details related to MGE's 2026/2027 settlement are as follows:

(Dollars in thousands)	Average Rate Base(a)	Average CWIP(b)	Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2026 Test Period)	$1,346,269	$37,232	9.8%	56.09%	1/1/2026
Gas (2026 Test Period)	$375,594	$7,764	9.8%	56.09%	1/1/2026
Electric (2027 Test Period)	$1,537,938	$33,082	9.8%	56.05%	1/1/2027
Gas (2027 Test Period)	$393,558	$8,912	9.8%	56.05%	1/1/2027

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

Uyghur Forced Labor Prevention Act

The UFLPA, a federal law that became effective in June 2022, prohibits importation of goods, including silica-based products used in the production of solar panels, that are mined, produced, or manufactured wholly or in part in China’s Xinjiang Uyghur Autonomous Region. Suppliers for MGE's current solar projects were able to provide the CBP sufficient documentation to meet WRO and UFLPA compliance requirements, however we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in our capital plan. In the event that such disruptions increase costs beyond approved levels, we have filed and expect to continue filing notifications with the PSCW and will seek recovery of those costs in future rate proceedings.

In January 2025, several more Chinese companies, including five solar supply chain providers, were banned under the UFLPA. MGE continues to ensure its compliance with the UFLPA.

U.S. Department of Commerce - Solar Cells and Modules

In June 2024, following AD/CVD investigations by the DOC and the USITC determining that Chinese manufacturers were circumventing tariffs on solar panels by shipping them through Cambodia, Malaysia, Thailand, and Vietnam, the DOC began applying tariffs to the importation of solar cells from those countries. In Q2 2025, the DOC and USITC issued final determinations affirming and increasing the tariffs. Later that year, the U.S. Court of International Trade ruled that the prior two-year moratorium was unlawful, permitting retroactive collection, though the ruling has been stayed pending appeal to the Federal Circuit.

In late 2025, the DOC initiated new AD/CVD investigations into solar imports from India, Indonesia, and Laos. A preliminary affirmative determination for the CVD investigation was announced in early 2026, which resulted in increased tariffs. Preliminary determinations in the AD investigation remain ongoing. Additionally, a new 'Section 232' national security investigation into the global polysilicon supply chain was launched in late 2025, which could result in broad, global tariffs on solar components regardless of their country of origin.

MGE continues to assess the potential impact of these tariffs on current and future solar projects, which may result in increased costs, delays in construction timelines, or a new and potentially material financial liability due to retroactive tariffs. In the event that such disruptions increase costs beyond approved levels, we have filed and expect to continue filing notifications with the PSCW and will seek recovery of those costs in future rate proceedings.

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

Tax Update - One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, introducing significant changes to tax credits and compliance requirements. The OBBBA accelerates the termination of the Clean Electricity PTC and ITC for wind and solar projects placed in service after 2027, unless construction begins by July 4, 2026. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA imposes restrictions on credit eligibility, disallowing credits, and foreign entity material assistance. The Treasury Department issued new beginning-of-construction guidance in August 2025. Interim guidance has also been released on domestic content requirements. MGE has evaluated the impact of the OBBBA and will continue monitoring Treasury Department updates and engaging with industry groups to ensure compliance.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements

See Footnote 2 of Notes to Consolidated Financial Statements in this Report for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the market risks disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

During the first quarter of 2026, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2026, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2026, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnotes 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A. Risk Factors.

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of MGE Energy or MGE adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Ex. No.		Exhibit Description
31.1	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.

31.3	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company

32.1	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.

32.3	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company

101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema With Embedded Linkbases Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104.1	*	Included in the cover page, formatted in Inline XBRL

*		Filed herewith.
**		Furnished herewith.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGE ENERGY, INC.

Date: May 5, 2026	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2026	/s/ Jared J. Bushek
Jared J. Bushek Executive Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: May 5, 2026	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 5, 2026	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2026	/s/ Jared J. Bushek
Jared J. Bushek Executive Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: May 5, 2026	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)