Form 10-Q
period 2026-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2026-08-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2026

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

MGE Energy, Inc. ☐	Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒	Madison Gas and Electric Company Yes ☐ No ☒

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2026
MGE Energy, Inc.	Common stock, $1.00 par value, 37,784,012 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating Revenues:
Electric revenues	$131,594	$129,527	$263,034	$255,016
Gas revenues	29,601	29,925	140,864	123,406
Total Operating Revenues	161,195	159,452	403,898	378,422

Operating Expenses:
Fuel for electric generation	12,907	16,292	33,216	33,861
Purchased power	5,813	5,562	8,280	9,940
Cost of gas sold	9,285	11,313	80,108	65,277
Other operations and maintenance	65,242	57,777	126,810	114,336
Depreciation and amortization	28,939	28,354	57,028	56,032
Other general taxes	6,375	5,931	12,670	11,888
Total Operating Expenses	128,561	125,229	318,112	291,334
Operating Income	32,634	34,223	85,786	87,088

Other income, net	14,286	3,707	25,276	6,311
Interest expense, net	(9,288)	(8,457)	(19,093)	(16,038)
Income before income taxes	37,632	29,473	91,969	77,361
Income tax provision	(4,279)	(2,975)	(10,135)	(9,271)
Net Income	$33,353	$26,498	$81,834	$68,090

Earnings Per Share of Common Stock
Basic	$0.89	$0.73	$2.21	$1.86
Diluted	$0.89	$0.72	$2.21	$1.86

Dividends per share of common stock	$0.475	$0.450	$0.950	$0.900

Weighted Average Shares Outstanding
Basic	37,351	36,540	36,972	36,526
Diluted	37,456	36,569	37,029	36,557

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net income	$81,834	$68,090
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	57,028	56,032
Deferred income taxes	5,518	2,578
Provision for doubtful receivables	3,513	4,400
Employee benefit plan credit	(4,232)	(2,320)
Cash contributions to pension and other postretirement plans	(3,752)	(3,800)
Equity earnings in investments	(7,336)	(6,241)
Dividends from investments	5,545	6,008
Changes in assets and liabilities
Current assets	23,420	13,105
Accounts payable	(21,055)	(13,491)
Deferred income taxes	9,532	—
Other current liabilities	298	(2,309)
Regulatory assets and liabilities, net	9,995	7,381
Other, net	(11,480)	4,520
Cash Provided by Operating Activities	148,828	133,953

Investing Activities:
Capital expenditures	(210,906)	(111,753)
Capital contributions to investments	(7,714)	(5,871)
Other	2,287	(630)
Cash Used for Investing Activities	(216,333)	(118,254)

Financing Activities:
Issuance of common stock, net	88,948	3,750
Cash dividends paid on common stock	(35,299)	(32,872)
Repayments of long-term debt	(3,897)	(2,625)
Issuance of long-term debt	90,000	—
(Repayments of) proceeds from short-term debt	(59,777)	5,500
Other	(1,523)	(812)
Cash Provided by (Used for) Financing Activities	78,452	(27,059)

Change in cash, cash equivalents, and restricted cash	10,947	(11,360)
Cash, cash equivalents, and restricted cash at beginning of period	8,736	24,496
Cash, cash equivalents, and restricted cash at end of period	$19,683	$13,136

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2026	2025
Current Assets:
Cash and cash equivalents	$16,621	$5,666
Accounts receivable, less reserves of $11,049 and $8,578, respectively	42,330	57,558
Other accounts receivable, less reserves of $2,318 and $2,084, respectively	14,421	12,983
Unbilled revenues	29,967	42,770
Materials and supplies, at average cost	38,553	37,850
Fuel for electric generation, at average cost	12,753	11,010
Stored natural gas, at average cost	13,671	15,317
Prepaid taxes	19,123	19,314
Regulatory assets - current	8,705	8,879
Other current assets	14,751	17,201
Total Current Assets	210,895	228,548
Regulatory assets	51,244	42,758
Pension and other postretirement benefit asset	172,412	164,985
Other deferred assets and other	19,872	18,348
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,337,481	2,279,899
Construction work in progress	372,628	292,969
Total Property, Plant, and Equipment	2,710,109	2,572,868
Investments	135,673	127,913
Total Assets	$3,300,205	$3,155,420

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$20,509	$21,633
Short-term debt	34,750	94,527
Accounts payable	66,836	117,673
Accrued interest and taxes	12,127	10,269
Accrued payroll related items	15,742	17,244
Regulatory liabilities - current	23,801	23,490
Other current liabilities	11,799	11,873
Total Current Liabilities	185,564	296,709
Other Credits:
Deferred income taxes	340,423	337,798
Investment tax credit - deferred	61,466	48,609
Regulatory liabilities	197,539	185,372
Accrued pension and other postretirement benefits	51,452	51,105
Asset retirement obligations	79,395	76,289
Other deferred liabilities and other	64,743	63,397
Total Other Credits	795,018	762,570
Capitalization:
Common shareholders' equity	1,440,519	1,303,936
Long-term debt	879,104	792,205
Total Capitalization	2,319,623	2,096,141
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$3,300,205	$3,155,420

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income/(Loss)	Total
Three Months Ended June 30, 2025
Beginning Balance	$36,537	$433,079	$789,297	$—	$1,258,913
Net income			26,498		26,498
Common stock dividends declared ($0.450 per share)			(16,444)		(16,444)
Issuance of common stock, net	5	466			471
Equity-based compensation plans and other		535			535
Ending Balance - June 30, 2025	$36,542	$434,080	$799,351	$—	$1,269,973

Three Months Ended June 30, 2026
Beginning Balance	$36,753	$449,098	$863,548	$—	$1,349,399
Net income			33,353		33,353
Common stock dividends declared ($0.475 per share)			(17,931)		(17,931)
Issuance of common stock, net	1,028	73,906			74,934
Equity-based compensation plans and other		764			764
Ending Balance - June 30, 2026	$37,781	$523,768	$878,970	$—	$1,440,519

Six Months Ended June 30, 2025
Beginning Balance	$36,490	$429,515	$764,133	$—	$1,230,138
Net income			68,090		68,090
Common stock dividends declared ($0.900 per share)			(32,872)		(32,872)
Issuance of common stock, net	41	3,709			3,750
Equity-based compensation plans and other	11	856			867
Ending Balance - June 30, 2025	$36,542	$434,080	$799,351	$—	$1,269,973

Six Months Ended June 30, 2026
Beginning Balance	$36,542	$434,959	$832,435	$—	$1,303,936
Net income			81,834		81,834
Common stock dividends declared ($0.950 per share)			(35,299)		(35,299)
Issuance of common stock, net	1,217	87,731			88,948
Equity-based compensation plans and other	22	1,078			1,100
Ending Balance - June 30, 2026	$37,781	$523,768	$878,970	$—	$1,440,519

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating Revenues:
Electric revenues	$131,594	$129,527	$263,034	$255,016
Gas revenues	29,601	29,925	140,864	123,406
Total Operating Revenues	161,195	159,452	403,898	378,422

Operating Expenses:
Fuel for electric generation	12,907	16,292	33,216	33,861
Purchased power	5,813	5,562	8,280	9,940
Cost of gas sold	9,285	11,313	80,108	65,277
Other operations and maintenance	64,863	57,489	126,099	113,751
Depreciation and amortization	28,939	28,354	57,028	56,032
Other general taxes	6,375	5,931	12,670	11,888
Total Operating Expenses	128,182	124,941	317,401	290,749
Operating Income	33,013	34,511	86,497	87,673

Other income, net	7,644	747	14,327	363
Interest expense, net	(9,366)	(8,554)	(19,190)	(16,189)
Income before income taxes	31,291	26,704	81,634	71,847
Income tax provision	(3,079)	(2,229)	(7,709)	(7,569)
Net Income	$28,212	$24,475	$73,925	$64,278
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,729)	(5,714)	(11,335)	(11,313)
Net Income Attributable to MGE	$22,483	$18,761	$62,590	$52,965

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net income	$73,925	$64,278
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	57,028	56,032
Deferred income taxes	4,376	1,785
Provision for doubtful receivables	3,513	4,400
Employee benefit plan credit	(4,232)	(2,319)
Cash contributions to pension and other postretirement plans	(3,752)	(3,800)
Changes in assets and liabilities
Current assets	22,278	13,107
Accounts payable	(21,297)	(13,533)
Deferred income taxes	9,532	—
Other current liabilities	3,428	(2,771)
Regulatory assets and liabilities, net	9,995	7,381
Other, net	(8,344)	3,428
Cash Provided by Operating Activities	146,450	127,988

Investing Activities:
Capital expenditures	(210,906)	(111,753)
Other	(3,116)	(765)
Cash Used for Investing Activities	(214,022)	(112,518)

Financing Activities:
Cash dividends paid to parent by MGE	(18,000)	(23,500)
Distributions to parent from noncontrolling interest	(8,250)	(8,000)
Capital contribution from parent	77,500	—
Repayments of long-term debt	(3,897)	(2,625)
Issuance of long-term debt	90,000	—
(Repayments of) proceeds from short-term debt	(59,777)	5,500
Other	(1,523)	(812)
Cash Provided by (Used for) Financing Activities	76,053	(29,437)

Change in cash, cash equivalents, and restricted cash	8,481	(13,967)
Cash, cash equivalents, and restricted cash at beginning of period	5,318	20,059
Cash, cash equivalents, and restricted cash at end of period	$13,799	$6,092

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2026	2025
Current Assets:
Cash and cash equivalents	$10,737	$2,248
Accounts receivable, less reserves of $11,049 and $8,578, respectively	42,330	57,558
Other accounts receivable, less reserves of $2,318 and $2,084, respectively	14,419	12,979
Unbilled revenues	29,967	42,770
Materials and supplies, at average cost	38,553	37,850
Fuel for electric generation, at average cost	12,753	11,010
Stored natural gas, at average cost	13,671	15,317
Prepaid taxes	19,027	18,748
Regulatory assets - current	8,705	8,879
Other current assets	15,445	17,225
Total Current Assets	205,607	224,584
Regulatory assets	51,244	42,758
Pension and other postretirement benefit asset	172,412	164,985
Other deferred assets and other	18,243	17,817
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,337,509	2,279,927
Construction work in progress	372,628	292,969
Total Property, Plant, and Equipment	2,710,137	2,572,896

Total Assets	$3,157,643	$3,023,040

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$20,509	$21,633
Short-term debt	34,750	94,527
Accounts payable	66,579	117,658
Accrued interest and taxes	12,192	10,234
Accrued payroll related items	15,742	17,244
Regulatory liabilities - current	23,801	23,490
Other current liabilities	11,798	8,843
Total Current Liabilities	185,371	293,629
Other Credits:
Deferred income taxes	302,681	301,198
Investment tax credit - deferred	61,466	48,609
Regulatory liabilities	197,539	185,372
Accrued pension and other postretirement benefits	51,452	51,105
Asset retirement obligations	79,395	76,289
Other deferred liabilities and other	68,108	67,281
Total Other Credits	760,641	729,854
Capitalization:
Common shareholder's equity	1,172,654	1,050,564
Noncontrolling interest	159,873	156,788
Total Equity	1,332,527	1,207,352
Long-term debt	879,104	792,205
Total Capitalization	2,211,631	1,999,557
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$3,157,643	$3,023,040

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended June 30, 2025
Beginning balance	17,348	$17,348	$283,667	$709,108	$—	$151,985	$1,162,108
Net income				18,761		5,714	24,475
Cash dividends paid to parent by MGE				(10,000)			(10,000)
Distributions to parent from noncontrolling interest						(4,000)	(4,000)
Ending Balance - June 30, 2025	17,348	$17,348	$283,667	$717,869	$—	$153,699	$1,172,583

Three Months Ended June 30, 2026
Beginning balance	17,348	$17,348	$308,917	$763,156	$—	$158,144	$1,247,565
Net income				22,483		5,729	28,212
Capital contributions from parent			60,750				60,750
Distributions to parent from noncontrolling interest						(4,000)	(4,000)
Ending Balance - June 30, 2026	17,348	$17,348	$369,667	$785,639	$—	$159,873	$1,332,527

Six Months Ended June 30, 2025
Beginning balance	17,348	$17,348	$283,667	$688,404	$—	$150,386	$1,139,805
Net income				52,965		11,313	64,278
Cash dividends paid to parent by MGE				(23,500)			(23,500)
Distributions to parent from noncontrolling interest						(8,000)	(8,000)
Ending Balance - June 30, 2025	17,348	$17,348	$283,667	$717,869	$—	$153,699	$1,172,583

Six Months Ended June 30, 2026
Beginning balance	17,348	$17,348	$292,167	$741,049	$—	$156,788	$1,207,352
Net income				62,590		11,335	73,925
Capital contributions from parent			77,500				77,500
Cash dividends paid to parent by MGE				(18,000)			(18,000)
Distributions to parent from noncontrolling interest						(8,250)	(8,250)
Ending Balance - June 30, 2026	17,348	$17,348	$369,667	$785,639	$—	$159,873	$1,332,527

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

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

The accompanying consolidated financial statements as of June 30, 2026, and for the three and six months ended, as applicable, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2025 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes thereto located on pages 52 through 105 of the 2025 Annual Report on Form 10-K.

b.
Supplemental Cash Flow Information – MGE Energy and MGE.

	MGE Energy		MGE(b)
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2026	2025	2026	2025
Income tax paid (receipts), net(a):
US Federal	$(7,232)	$3,681	$(7,872)	$3,351
US State and Local:
Wisconsin	3,800	5,000	3,620	4,980
Other	91	66	—	—
Significant noncash investing activities:
Accrued capital expenditures	26,099	9,120	26,099	9,120

(a)
For the six months ended June 30, 2026, federal tax receipts include $9.5 million of proceeds from the transfer of federal tax credits under Internal Revenue Code Section 6418.
(b)
MGE Energy files a consolidated federal income tax return with its subsidiaries. While taxes are filed on a consolidated basis, MGE calculates its respective share of tax liability and makes intercompany tax payments to or from its parent company.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2026	2025	2026	2025
Cash and cash equivalents	$16,621	$5,666	$10,737	$2,248
Restricted cash	1,014	952	1,014	952
Receivable - margin account	2,048	2,118	2,048	2,118
Cash, cash equivalents, and restricted cash	$19,683	$8,736	$13,799	$5,318

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

In May 2026, the Financial Accounting Standards Board issued authoritative guidance within the codification’s Environmental Credits topic, which establishes a comprehensive model for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The authoritative guidance will become effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods; early adoption is permitted. MGE will adopt the standard as of the effective date. The adoption of this standard is not expected to have a material impact on MGE Energy's and MGE’s financial statements.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Equity earnings from investment in ATC	$3,776	$3,066	$7,298	$6,056
Dividends received from ATC	2,788	2,345	5,450	5,632
Capital contributions to ATC	2,156	2,679	6,616	5,171

In July 2026, MGE Transco made a $3.6 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Operating revenues	$274,048	$241,227	$539,307	$476,156
Operating expenses	(129,636)	(117,564)	(257,041)	(234,309)
Other income, net	1,228	550	1,928	633
Interest expense, net	(45,925)	(43,254)	(90,401)	(82,447)
Earnings before members' income taxes	$99,715	$80,959	$193,793	$160,033

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2026, MGE recorded $11.2 million and $22.4 million, respectively, for transmission service compared to $10.2 million and $20.4 million for the comparable periods in 2025. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of June 30, 2026, and December 31, 2025, MGE had a receivable due from ATC of $3.7 million and $2.5 million, respectively. The receivable is primarily related to transmission interconnection activities at the renewable generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The effective income tax rates for the period, computed by dividing income tax expense by income before taxes, were as follows:

	MGE Energy		MGE
Effective income tax rate	2026	2025	2026	2025
Three Months Ended June 30,	11.4%	10.1%	9.8%	8.4%
Six Months Ended June 30,	11.0%	12.0%	9.4%	10.5%

The effective tax rates were different than the federal statutory rate primarily due to state income taxes, net of the related federal tax benefit, federal production tax credits (PTC) and investment tax credits (ITC), the amortization of excess deferred taxes, and the impact of non-taxable income related to the equity portion of Allowance for Funds Used During Construction (AFUDC), net of depreciation. For both MGE Energy and MGE, the decrease in the effective tax rate for the six months ended June 30, 2026, compared to the prior year period was driven primarily by additional federal tax credits associated with renewable generation and energy storage projects, as well as increased non-taxable income related to the equity portion of AFUDC on projects under construction.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Pension Benefits
Components of net periodic benefit cost:
Service cost	$583	$655	$1,202	$1,306
Interest cost	4,062	4,313	8,073	8,569
Expected return on assets	(7,790)	(7,246)	(15,526)	(14,507)
Amortization of:
Actuarial loss	59	102	103	150
Net periodic benefit (credit) cost	$(3,086)	$(2,176)	$(6,148)	$(4,482)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$177	$188	$352	$371
Interest cost	677	754	1,359	1,514
Expected return on assets	(712)	(634)	(1,419)	(1,358)
Amortization of:
Transition obligation	—	—	—	1
Actuarial gain	(208)	(173)	(389)	(321)
Net periodic benefit (credit) cost	$(66)	$135	$(97)	$207

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. In 2026, MGE is refunding over-collected costs from previous years. During the three and six months ended June 30, 2025, MGE recovered $0.1 million and $0.7 million, respectively. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements - MGE Energy.

a.
Stock Plan Share Issuances.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the six months ended June 30, 2026, and 2025, net proceeds from the Stock Plan were approximately $5.5 million and $3.8 million, respectively, which were used for general corporate purposes.

b.
At-the-Market Equity Offering.

In February 2026, MGE Energy filed a prospectus supplement under which it may sell shares of its common stock having an aggregate offering price of up to $100 million, through Guggenheim Securities, LLC, and Morgan Stanley & Co. LLC (each, a Manager) in negotiated transactions that are deemed to be an "at-the-market offering" (ATM). The ATM may be terminated by MGE Energy or, with respect only to itself, any Manager. Unless earlier terminated, the ATM shall automatically terminate on February 23, 2029, if MGE Energy does not file a new shelf registration statement relating to the shares to be sold under the ATM on or prior to such date. Each Manager will be entitled to compensation at a commission equal to up to 2.0% of the gross offering proceeds of the shares of common stock sold under the ATM. MGE Energy expects to use the net proceeds from any issuance of common stock for general corporate purposes, including repayment of short-term debt, funding capital expenditures, and investments in subsidiaries. As of June 30, 2026, MGE Energy sold an aggregate of 154,321 shares of its common stock under the ATM for aggregate net proceeds of $11.5 million and $0.2 million in transaction fees paid.

c.
Common Stock Public Offering and Forward Equity Sale Agreements.

On May 6, 2026, MGE Energy completed a registered public offering of 3,300,331 shares of its common stock at a public offering price of $75.75 per share, for aggregate gross proceeds of approximately $250 million. Of the shares offered,

990,099 shares were issued and sold by MGE Energy, resulting in net proceeds of approximately $72.2 million after underwriting discounts and commissions. The remaining 2,310,232 shares were sold to Morgan Stanley & Co. LLC, Bank of America, N.A., and JPMorgan Chase Bank, National Association or their respective affiliates pursuant to separate forward sale agreements entered into by MGE Energy with each of these counterparties. Under the forward sale agreements, MGE Energy has the right to elect physical settlement, cash settlement, or net share settlement, in whole or in part, through January 2028, and the agreements are classified as equity instruments. Based on the initial forward sale price of $72.9094 per share, MGE Energy expects to receive net proceeds of approximately $168.4 million upon full physical settlement of the forward sale agreements, subject to adjustments specified in such agreements. MGE Energy intends to use the net proceeds from the offering and any future settlement of the forward sale agreements for general corporate purposes, which may include repayment of short-term debt, repurchase, retirement or refinancing of other securities, funding capital expenditures, and investments in subsidiaries.

d.
Changes in Common Shares Outstanding.

The share issuances discussed above, together with shares issued pursuant to stock-based compensation arrangements, resulted in the following changes in outstanding common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common stock shares outstanding at beginning of period	36,753,208	36,536,628	36,541,849	36,489,641
Shares issued:
At-the-market offering program	—	—	154,321	—
Stock-based compensation	—	—	22,050	11,213
Stock plan	37,444	5,221	72,432	40,995
Public offering	990,099	—	990,099	—
Common stock shares outstanding at end of period	37,780,751	36,541,849	37,780,751	36,541,849

e.
Earnings Per Share.

Basic earnings per share is calculated by dividing net income attributable to MGE Energy by the weighted-average number of MGE Energy's common shares outstanding during the period. In the calculation of diluted earnings per share, weighted-average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for MGE Energy consist of restricted stock units and shares under the forward equity sale agreements, as discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net income attributed to common shareholders	33,353	26,498	81,834	68,090
Weighted average common shares outstanding - basic	37,351	36,540	36,972	36,526
Effect of dilutive securities:
Dilutive effect of stock-based compensation awards	43	29	26	31
Dilutive effect of forward equity sale agreement	62	—	31	—
Weighted average common shares outstanding - diluted	37,456	36,569	37,029	36,557

Basic earnings per share	$0.89	$0.73	$2.21	$1.86
Diluted earnings per share	$0.89	$0.72	$2.21	$1.86

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and six months ended June 30, 2026, MGE recorded $1.6 million and $2.7 million, respectively, in compensation expense related to share-based compensation awards compared to $0.5 million and $1.7 million, respectively, for the comparable periods in 2025.

In the first quarter of 2026, participants received cash payments totaling $1.7 million and 22,050 shares of common stock upon settlement of awards granted in 2023 to employees and non-employee directors, and in 2025 to non-employee directors, under the 2021 Incentive Plan.

In March 2026, MGE granted 24,879 performance units and 34,230 restricted stock units under the 2021 Incentive Plan to eligible employees and non-employee directors. In April 2026, MGE granted 25,000 restricted stock units under the 2021 Incentive Plan to eligible employees.

Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. The performance units can be paid out in cash, shares of common stock, or a combination of cash and stock and are classified as a liability award. The restricted stock units will be paid out in shares of common stock and therefore are classified as equity awards.

8.
Commitments and Contingencies - MGE Energy and MGE.

a.
Environmental.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect how we conduct operations and may affect both operating costs and capital expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules could have the potential to have a material effect on capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

Intakes at Columbia are subject to this rule. In March 2026, Columbia received an updated WPDES permit from the WDNR. The WPDES permit indicates that Columbia's existing intake structure meets BTA standards. MGE does not, based on current information, anticipate any further requirements at Columbia and thus does not expect this rule to have a material effect on Columbia.

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

Multiple states and industry groups challenged the March 2024 PM2.5 NAAQS rule in the United States Court of Appeals for the District of Columbia Circuit. In February 2025, Wisconsin's Governor Evers submitted a state-wide attainment recommendation to the EPA. In June 2026, the United States Court of Appeals for the District of Columbia Circuit denied the petitions for review. As a result, absent further judicial relief, EPA action, or other legal developments, the annual PM2.5 standard of 9 µg/m3 remains in effect.

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

Multiple legal challenges to the Good Neighbor Plan and related state implementation plan disapprovals are pending, including in the United States Court of Appeals for the District of Columbia. In June 2024, the Supreme Court of the United States granted a request to stay the Good Neighbor Plan and block its enforcement pending judicial review by the U.S. Court of Appeals for the District of Columbia on the merits of petitioner's challenges to implementation of the rule. The EPA has temporarily halted the enforcement of the Good Neighbor Plan's requirements for all pollution sources in states affected by the plan, including Wisconsin. While the EPA addresses these concerns, interim rules have been implemented in Wisconsin to address interstate pollution. Based on MGE's current evaluation, if the Good Neighbor Plan goes into effect as-is, the 2026 additional emission reductions may impact the Elm Road Units. However, the final impact of the rules will not be known until judicial reviews are completed and/or the EPA takes further action regarding the rule.

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

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future minimum commitments related to purchase contracts as of June 30, 2026:

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Coal(a)	$19,327	$12,157	$7,927	$—	$—	$—

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
(d)
The electric rate increase reflects growth in rate base, primarily from investments in solar and battery projects, West Riverside, and continued investment in grid modernization, as well as higher costs for transmission. The increase in electric costs is offset by a decrease in fuel costs, changes in pension and other post retirement benefits, updated depreciation rates, and benefit from lower tax expense (including impacts from the Inflation Reduction Act). MGE filed a 2027 Fuel Cost Plan with the PSCW in June 2026. The gas increase is driven by an increase in rate base including continued distribution infrastructure improvements designed to enhance reliability and safety and system modernization, and updated depreciation rates. The increase in gas costs is offset by changes in pension and other post retirement benefits. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2026.
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

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2024	($3.0)(a)	October 2025
2025	($7.1)(a)	October 2026
2026	($6.7)	(b)

(a)
There was no change to the refund or recovery in the fuel rules proceedings from the amount MGE deferred.
(b)
These costs (savings) will be subject to the PSCW's annual review of 2026 fuel costs, expected to be completed in 2027.

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2026		December 31, 2025
Commodity derivative contracts	195,080	MWh	224,360	MWh
Commodity derivative contracts	7,330,000	Dth	8,230,000	Dth
FTRs	5,424	MW	2,413	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and futures contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of June 30, 2026, and December 31, 2025, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.8 million and $1.4 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2026
Commodity derivative contracts(a)	$1,177	$1,399	Other current liabilities
Commodity derivative contracts(a)	199	139	Other deferred liabilities and other
FTRs(a)	—	630	Other current liabilities

December 31, 2025
Commodity derivative contracts(a)	$448	$2,380	Other current liabilities
Commodity derivative contracts(a)	366	185	Other deferred liabilities and other
FTRs	337	—	Other current assets

(a)
As of June 30, 2026, and December 31, 2025, collateral of $0.8 million and $1.8 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2026
Assets
Commodity derivative contracts	$1,376	$(1,376)	$—	$—
Liabilities
FTRs	630	—	(630)	—
Commodity derivative contracts	1,538	(1,376)	(162)	—

December 31, 2025
Assets
Commodity derivative contracts	$814	$(814)	$—	$—
FTRs	337	—	—	337
Liabilities
Commodity derivative contracts	2,565	(814)	(1,751)	—

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2026		2025
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended June 30:
Unrealized loss	1,680	—	2,118	—
Realized (loss) gain reclassified to a deferred account	(245)	245	(288)	288
Realized (loss) gain reclassified to income statement	(567)	(54)	(667)	30

Six Months Ended June 30:
Unrealized (gain) loss	$(3,753)	$—	$362	$—
Realized gain (loss) reclassified to a deferred account	2,363	(2,363)	263	(263)
Realized gain (loss) reclassified to income statement	768	2,261	(1,262)	271

	Realized Losses (Gains)
	2026		2025
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$306	$—	$198	$—
FTRs	315	—	439	—

Six Months Ended June 30:
Commodity derivative contracts	$(566)	$(2,231)	$596	$(203)
FTRs	(232)	—	598	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of both June 30, 2026, and December 31, 2025, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2026, no counterparties had defaulted.

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
Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

The carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of long-term debt is based on quoted market prices for similar financial instruments. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of the financial instruments are as follows:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$904,217	$850,628	$818,115	$768,889

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.6 million and $4.3 million as of June 30, 2026, and December 31, 2025, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for both MGE and MGE Energy.

	Fair Value as of June 30, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,376	$849	$—	$527
Liabilities:
Derivatives, net(a)	$2,168	$1,432	$—	$736
Deferred compensation	7,457	—	7,457	—
Total Liabilities	$9,625	$1,432	$7,457	$736

	Fair Value as of December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,151	$568	$—	$583
Liabilities:
Derivatives, net(a)	$2,565	$1,331	$—	$1,234
Deferred compensation	7,172	—	7,172	—
Total Liabilities	$9,737	$1,331	$7,172	$1,234

(a)
As of June 30, 2026, and December 31, 2025, collateral of $0.8 million and $1.8 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Realized and unrealized gains (losses):
Included in regulatory assets	(284)	—	442	—
Included in regulatory liability	—	(318)	$—	$642
Included in earnings	(564)	(665)	817	(1,262)
Settlements	564	665	(817)	1,264

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(b).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Purchased power expense	$(564)	$(665)	$817	$(1,262)

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of June 30, 2026(a)	Estimated Date of Commercial Operation
Darien(b)(c)	10%	Battery	7.5 MW	$18 million(k)	$7.4 million	2027
Koshkonong(b)(d)	10%	Solar/Battery	30 MW/16.5 MW	$93 million(k)	$68.7 million	2026 Solar 2027 Battery
High Noon(b)(e)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$63.3 million	2027
Columbia Energy Dome(b)(e)	19%	Storage	3 MW	$22 million(k)(l)	$6.9 million	2027
Badger Hollow(b)(f)	10%	Wind	11.2 MW	$36 million	$6.9 million	2027
Whitetail(g)	10%	Wind	6.7 MW	$23 million	$1.2 million	2027
Dawn Harvest(b)(h)	10%	Solar	15 MW	$34 million	$16.4 million	2027
Forward Repower(b)(i)	12.8%	Wind	18 MW	$14 million	$5.3 million	2027
Ursa(b)(e)	10%	Solar	20 MW	$46 million	$6.6 million	2028
Saratoga(b)(j)	10%	Solar/Battery	15 MW/5 MW	$46 million	$12.1 million	2028
Good Oak(b)(e)	10%	Solar	9.8 MW	$22 million	$8.4 million	2028
Gristmill(b)(e)	10%	Solar	6.7 MW	$15 million	$5.9 million	2028

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. During the three and six months ended June 30, 2026, MGE recognized $4.7 million and $7.9 million, respectively, after tax, in AFUDC for these projects compared to $0.5 million and $2.1 million for the comparable periods in 2025.
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
(g)
Whitetail Wind is located in Grant County, Wisconsin.
(h)
Dawn Harvest Solar Energy Center is located in Rock County, Wisconsin.
(i)
Forward Wind Energy Center is located in Dodge and Fond du Lac Counties, Wisconsin.
(j)
Saratoga Solar Energy Center is located in Wood County, Wisconsin.
(k)
Estimated costs are expected to exceed PSCW previously approved Certificate of Authority (CA) levels. Notifications are provided to the PSCW when costs increase above CA levels. MGE has and will continue to request recovery of the updated costs in its rate case proceedings.
(l)
This project was awarded with a grant from the U.S. Department of Energy's Office of Clean Energy Demonstrations. This will reduce the total estimated project expenses. The remaining cost is expected to be approximately $16 million. As of June 30, 2026, MGE received $4.3 million in reimbursements. This is not reflected in the table above.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2026	2025	2026	2025
Residential	$43,930	$43,182	$89,244	$88,321
Commercial	65,618	64,027	127,037	124,662
Industrial	3,274	3,117	6,122	6,081
Other-retail/municipal	10,852	10,342	20,186	19,690
Total retail	123,674	120,668	242,589	238,754
Sales to the market	7,026	7,840	18,635	14,320
Other	680	805	1,536	1,693
Total electric revenues	131,380	129,313	262,760	254,767

Gas revenues
Residential	18,007	17,956	80,771	71,824
Commercial/Industrial	9,859	10,434	55,364	47,547
Total retail	27,866	28,390	136,135	119,371
Gas transportation	1,555	1,384	4,322	3,697
Other	180	151	407	338
Total gas revenues	29,601	29,925	140,864	123,406

Non-regulated energy revenues	214	214	274	249
Total Operating Revenue	$161,195	$159,452	$403,898	$378,422

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

The following tables show segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	Total Reportable Segments	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2026
Operating revenues	$131,380	$29,601	$214	$—	$161,195	$—	$—	$161,195
Interdepartmental revenues	(10)	2,195	11,576	—	13,761	—	(13,761)	—
Total operating revenues	131,370	31,796	11,790	—	174,956	—	(13,761)	161,195
Fuel and purchased power	(19,509)	—	—	—	(19,509)	—	789	(18,720)
Purchased gas costs	—	(10,702)	—	—	(10,702)	—	1,417	(9,285)
Depreciation and amortization	(21,959)	(4,999)	(1,981)	—	(28,939)	—	—	(28,939)
Interest expense	(8,168)	(2,250)	(818)	—	(11,236)	—	—	(11,236)
Other segment items(a)	(57,877)	(15,372)	(30)	—	(73,279)	2,546	11,555	(59,178)
Income tax (provision) benefit	(1,237)	599	(2,441)	(1,034)	(4,113)	(166)	—	(4,279)
Equity in earnings of investments	—	—	—	3,795	3,795	—	—	3,795
Net income (loss)	22,620	(928)	6,520	2,761	30,973	2,380	—	33,353

Three Months Ended June 30, 2025
Operating revenues	$129,313	$29,925	$214	$—	$159,452	$—	$—	$159,452
Interdepartmental revenues	(28)	2,558	11,121	—	13,651	—	(13,651)	—
Total operating revenues	129,285	32,483	11,335	—	173,103	—	(13,651)	159,452
Fuel and purchased power	(22,524)	—	—	—	(22,524)	—	670	(21,854)
Purchased gas costs	—	(13,211)	—	—	(13,211)	—	1,898	(11,313)
Depreciation and amortization	(22,094)	(4,347)	(1,913)	—	(28,354)	—	—	(28,354)
Interest expense	(6,485)	(1,768)	(889)	—	(9,142)	—	—	(9,142)
Other segment items(a)	(58,130)	(15,015)	(23)	—	(73,168)	(291)	11,083	(62,376)
Income tax (provision) benefit	(472)	561	(2,318)	(835)	(3,064)	89	—	(2,975)
Equity in earnings of investments	—	—	—	3,060	3,060	—	—	3,060
Net income (loss)	19,580	(1,297)	6,192	2,225	26,700	(202)	—	26,498

Six Months Ended June 30, 2026
Operating revenues	$262,760	$140,864	$274	$—	$403,898	$—	$—	$403,898
Interdepartmental revenues	(18)	11,209	22,994	—	34,185	—	(34,185)	—
Total operating revenues	262,742	152,073	23,268	—	438,083	—	(34,185)	403,898
Fuel and purchased power	(43,582)	—	—	—	(43,582)	—	2,086	(41,496)
Purchased gas costs	—	(89,256)	—	—	(89,256)	—	9,148	(80,108)
Depreciation and amortization	(43,213)	(9,864)	(3,951)	—	(57,028)	—	—	(57,028)
Interest expense	(16,247)	(4,473)	(1,654)	—	(22,374)	—	—	(22,374)
Other segment items(a)	(113,151)	(30,977)	(81)	—	(144,209)	2,999	22,951	(118,259)
Income tax benefit (provision)	1,744	(4,664)	(4,789)	(1,999)	(9,708)	(427)	—	(10,135)
Equity in earnings of investments	—	—	—	7,336	7,336	—	—	7,336
Net income	48,293	12,839	12,793	5,337	79,262	2,572	—	81,834

Six Months Ended June 30, 2025
Operating revenues	$254,767	$123,406	$249	$—	$378,422	$—	$—	$378,422
Interdepartmental revenues	(76)	9,030	22,225	—	31,179	—	(31,179)	—
Total operating revenues	254,691	132,436	22,474	—	409,601	—	(31,179)	378,422
Fuel and purchased power	(45,630)	—	—	—	(45,630)	—	1,829	(43,801)
Purchased gas costs	—	(72,501)	—	—	(72,501)	—	7,224	(65,277)
Depreciation and amortization	(43,629)	(8,579)	(3,824)	—	(56,032)	—	—	(56,032)
Interest expense	(12,978)	(3,531)	(1,795)	—	(18,304)	—	—	(18,304)
Other segment items(a)	(114,109)	(31,111)	(67)	—	(145,287)	(727)	22,126	(123,888)
Income tax benefit (provision)	1,430	(4,426)	(4,573)	(1,702)	(9,271)	—	—	(9,271)
Equity in earnings of investments	—	—	—	6,241	6,241	—	—	6,241
Net income (loss)	39,775	12,288	12,215	4,539	68,817	(727)	—	68,090
(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Total Reportable Segments	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2026
Operating revenues	$131,380	$29,601	$214	$161,195	$—	$161,195
Interdepartmental revenues	(10)	2,195	11,576	13,761	(13,761)	—
Total operating revenues	131,370	31,796	11,790	174,956	(13,761)	161,195
Fuel and purchased power	(19,509)	—	—	(19,509)	789	(18,720)
Purchased gas costs	—	(10,702)	—	(10,702)	1,417	(9,285)
Depreciation and amortization	(21,959)	(4,999)	(1,981)	(28,939)	—	(28,939)
Interest expense	(8,168)	(2,250)	(818)	(11,236)	—	(11,236)
Other segment items(b)	(57,877)	(15,372)	(30)	(73,279)	11,555	(61,724)
Income tax (provision) benefit	(1,237)	599	(2,441)	(3,079)	—	(3,079)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,729)	(5,729)
Net income (loss) attributable to MGE	22,620	(928)	6,520	28,212	(5,729)	22,483

Three Months Ended June 30, 2025
Operating revenues	$129,313	$29,925	$214	$159,452	$—	$159,452
Interdepartmental revenues	(28)	2,558	11,121	13,651	(13,651)	—
Total operating revenues	129,285	32,483	11,335	173,103	(13,651)	159,452
Fuel and purchased power	(22,524)	—	—	(22,524)	670	(21,854)
Purchased gas costs	—	(13,211)	—	(13,211)	1,898	(11,313)
Depreciation and amortization	(22,094)	(4,347)	(1,913)	(28,354)	—	(28,354)
Interest expense	(6,485)	(1,768)	(889)	(9,142)	—	(9,142)
Other segment items(b)	(58,130)	(15,015)	(23)	(73,168)	11,083	(62,085)
Income tax (provision) benefit	(472)	561	(2,318)	(2,229)	—	(2,229)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,714)	(5,714)
Net income (loss) attributable to MGE	19,580	(1,297)	6,192	24,475	(5,714)	18,761

Six Months Ended June 30, 2026
Operating revenues	$262,760	$140,864	$274	$403,898	$—	$403,898
Interdepartmental revenues	(18)	11,209	22,994	34,185	(34,185)	—
Total operating revenues	262,742	152,073	23,268	438,083	(34,185)	403,898
Fuel and purchased power	(43,582)	—	—	(43,582)	2,086	(41,496)
Purchased gas costs	—	(89,256)	—	(89,256)	9,148	(80,108)
Depreciation and amortization	(43,213)	(9,864)	(3,951)	(57,028)	—	(57,028)
Interest expense	(16,247)	(4,473)	(1,654)	(22,374)	—	(22,374)
Other segment items(b)	(113,151)	(30,977)	(81)	(144,209)	22,951	(121,258)
Income tax benefit (provision)	1,744	(4,664)	(4,789)	(7,709)	—	(7,709)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(11,335)	(11,335)
Net income (loss) attributable to MGE	48,293	12,839	12,793	73,925	(11,335)	62,590

Six Months Ended June 30, 2025
Operating revenues	$254,767	$123,406	$249	$378,422	$—	$378,422
Interdepartmental revenues	(76)	9,030	22,225	31,179	(31,179)	—
Total operating revenues	254,691	132,436	22,474	409,601	(31,179)	378,422
Fuel and purchased power	(45,630)	—	—	(45,630)	1,829	(43,801)
Purchased gas costs	—	(72,501)	—	(72,501)	7,224	(65,277)
Depreciation and amortization	(43,629)	(8,579)	(3,824)	(56,032)	—	(56,032)
Interest expense	(12,978)	(3,531)	(1,795)	(18,304)	—	(18,304)
Other segment items(b)	(114,109)	(31,111)	(67)	(145,287)	22,126	(123,161)
Income tax benefit (provision)	1,430	(4,426)	(4,573)	(7,569)	—	(7,569)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(11,313)	(11,313)
Net income (loss) attributable to MGE	39,775	12,288	12,215	64,278	(11,313)	52,965
(b)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

The following tables show segment information for MGE Energy's and MGE's capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Six Months Ended June 30, 2026	$174,157	$28,308	$8,441	$—	$—	$—	$210,906
Six Months Ended June 30, 2025	83,034	22,975	5,744	—	—	—	111,753

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Six Months Ended June 30, 2026	$174,157	$28,308	$8,441	$—	$210,906
Six Months Ended June 30, 2025	83,034	22,975	5,744	—	111,753

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•
Regulated electric utility operations, conducted through MGE, which generate and distribute electricity to approximately 170,000 customers in Dane County, Wisconsin,
•
Regulated gas utility operations, conducted through MGE, which distribute natural gas to approximately 180,000 customers in seven south-central and western Wisconsin counties,
•
Nonregulated energy operations, conducted through MGE Power and its subsidiaries, which own interests in electric generating capacity that is leased to MGE,
•
Transmission investments, representing our equity investment in ATC, which owns and operates electric transmission facilities primarily in Wisconsin, and ATC Holdco, a company created to facilitate out-of-state electric transmission development and investments, and
•
All other, which includes investing in companies and property that relate to the regulated operations and financing of the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, and North Mendota, and corporate operations and services.

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K.

During the three months ended June 30, 2026, MGE Energy's earnings were $33.4 million, or $0.89 per diluted share, compared to $26.5 million, or $0.72 per diluted share, during the same period in the prior year. MGE's earnings during the three months ended June 30, 2026, were $22.5 million compared to $18.8 million during the same period in the prior year.

During the six months ended June 30, 2026, MGE Energy's earnings were $81.8 million, or $2.21 per diluted share, compared to $68.1 million, or $1.86 per diluted share, during the same period in the prior year. MGE's earnings during the six months ended June 30, 2026, were $62.6 million compared to $53.0 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2026	2025	2026	2025
Electric Utility	$22.6	$19.6	$48.3	$39.8
Gas Utility	(1.0)	(1.3)	12.8	12.3
Nonregulated Energy	6.5	6.2	12.8	12.2
Transmission Investments	2.8	2.2	5.3	4.5
All Other	2.5	(0.2)	2.6	(0.7)
Net Income	$33.4	$26.5	$81.8	$68.1

Our net income during the three and six months ended June 30, 2026, compared to the same periods in the prior year, primarily reflects the effects of the following factors:

Electric Utility

Earnings for the three and six months ended June 30, 2026, increased year-over-year, primarily driven by a rise in the rate base due to increased electric investments approved in the 2026/2027 rate case.

All Other

Investment gains from venture capital funds resulted in higher earnings for the three and six months ended June 30, 2026, compared to the same period in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

Significant Events

The following events affected the first six months of 2026:

2026/2027 Rate Settlement Agreement: In December 2025, the PSCW approved a unanimous settlement agreement that MGE reached with intervening parties in its 2026/2027 rate case. As part of the settlement agreement, the PSCW approved a 0.15% increase for electric rates and a 2.77% increase to gas rates for 2026 and a 3.63% increase for electric rates and a 2.04% increase to gas rates for 2027. MGE filed a 2027 Fuel Cost Plan with the PSCW in June 2026. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2026. See "Other Matters" below for additional information on the 2026/2027 rate case settlement.

2026 Deferred Fuel Savings: MGE had deferred fuel savings through the six months ended June 30, 2026. As of June 30, 2026, MGE deferred $6.7 million of 2026 fuel savings. These costs will be subject to the PSCW's annual review of 2026 fuel costs, expected to be completed during 2027. See Footnote 9 of the Notes to the Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

Large Scale Utility Projects: Large scale generation projects recently completed or under construction are summarized in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Source (In millions)	Share of Estimated Costs(a)	Costs Incurred as of June 30, 2026(a)(b)
Solar	$539	$175.0
Wind	73	13.4
Battery	200	84.0
Storage	22	6.9
Other	11	1.0

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $4.4 million, $3.3 million, $1.9 million, and $2.0 million of AFUDC equity earnings through June 30, 2026, on Koshkonong, High Noon, Sunnyside, and other projects, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.

In February 2026, MGE executed an asset purchase agreement to acquire a 33.4% ownership interest in the RockGen Energy Center, an existing natural gas-fired generating plant near Cambridge, Wisconsin. MGE's estimated cost is approximately $203 million. If approved, the transaction is expected to close in late 2027.

In the near term, several items may affect us, including:

2025 Annual Fuel Proceeding: MGE had fuel savings in 2025. As of December 31, 2025, MGE deferred $7.1 million of 2025 fuel savings. The PSCW has completed the annual review of 2025 fuel costs and gave approval for MGE to return these savings in October 2026. There was no change to the costs to be refunded in the fuel rule proceedings from the amount MGE deferred in the previous year.

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

•
Growing renewable generation and storage. MGE is seeking to acquire, or has acquired, joint interests in several renewable generation and storage projects. The forecasted capital expenditures include approximately 252 MW of solar, 18 MW of wind, and 104 MW of storage, which include projects approved or pending PSCW approval. See the 2026-2030 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.

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

Financing and Equity Issuance Plans: As of June 30, 2026, MGE has $140 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures. MGE expects to use a portion of the remaining authority during 2026 to finance authorized utility capital expenditures. MGE Energy has equity programs available to issue new shares of common stock, including its at-the-market offering program, forward equity sale agreements, and its Direct Stock Purchase and Dividend Reinvestment Plan. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report for additional information on these programs.

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

Results of Operations

Three Months Ended June 30, 2026 and 2025

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands, except CDD)	2026	2025	% Change	2026	2025	% Change
Residential	$43,930	$43,182	1.7%	203,576	203,344	0.1%
Commercial	65,618	64,027	2.5%	439,310	439,972	(0.2)%
Industrial	3,274	3,117	5.0%	36,746	35,737	2.8%
Other-retail/municipal	10,852	10,342	4.9%	102,697	99,198	3.5%
Total retail	123,674	120,668	2.5%	782,329	778,251	0.5%
Sales to the market	7,026	7,840	(10.4)%	62,600	92,400	(32.3)%
Other	680	805	(15.5)%	—	—	—%
Total	$131,380	$129,313	1.6%	844,929	870,651	(3.0)%

Cooling degree days (normal 203)				164	223	(26.5)%

Electric revenue increased $2.1 million during the three months ended June 30, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$2.0
Customer fixed and demand charges	0.6
Revenue subject to refund, net	0.3
Net increase in commercial, industrial and other-retail/municipal volume	0.1
Sales to the market	(0.8)
Other	(0.1)
Total	$2.1

•
Rate changes. In December 2025, the PSCW authorized MGE to increase 2026 rates for retail electric customers by approximately 0.15%. Rates charged to retail customers during the three months ended June 30, 2026, were $2.0 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increases in rates associated with fuel or purchase power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than is needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended June 30, 2026, market volumes decreased compared to the same period in the prior year, reflecting a decrease in sales. This decrease was partially offset by an increase in the cost of capacity sold. The revenue generated from these sales is largely offset by fuel rules costs, and does not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

Electric fuel and purchased power

	Three Months Ended June 30,
(In millions)	2026	2025	$ Change
Fuel for electric generation	$12.9	$16.3	$(3.4)
Purchased power	5.8	5.6	0.2

The $3.4 million decrease in fuel for electric generation was due to an approximately 23% decrease in internal generation driven by a decrease in sales, partially offset by a 2% increase in the average cost, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power increased $0.3 million. The increase in purchased power was due to an approximately 59% increase in market purchases as a result of decreased internal generation. This increase was partially offset by an approximately 34% decrease in average cost. There were no deferred fuel costs recovered during the three months ended June 30, 2026 and 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended June 30,			Three Months Ended June 30,
rate per therm of retail customer)	2026	2025	% Change	2026	2025	% Change
Residential	$18,007	$17,956	0.3%	12,450	13,034	(4.5)%
Commercial/Industrial	9,859	10,434	(5.5)%	13,956	14,484	(3.6)%
Total retail	27,866	28,390	(1.8)%	26,406	27,518	(4.0)%
Gas transportation	1,555	1,384	12.4%	15,223	15,429	(1.3)%
Other	180	151	19.2%	—	—	—%
Total	$29,601	$29,925	(1.1)%	41,629	42,947	(3.1)%
Heating degree days (normal 794)				701	843	(16.8)%
Average rate per therm of retail customer	$1.055	$1.032	2.2%

Gas revenue decreased $0.3 million during the three months ended June 30, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(0.8)
Rate changes	(0.6)
Revenue subject to refund, net	(0.2)
Other	1.3
Total	$(0.3)

•
Other. For the three months ended June 30, 2026, other gas revenue increased primarily due to customer growth and higher residential customer fixed rate.

Cost of gas sold

Cost of gas sold decreased $2.0 million during the three months ended June 30, 2026, compared to the same period in the prior year. Cost per therm decreased approximately 14% and there was a decrease in therms delivered of approximately 5%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the three months ended June 30, 2026, operations and maintenance expenses increased $7.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$3.4
Increased electric production expenses	1.6
Increased transmission costs	1.6
Increased electric distribution expenses	0.8
Increased other expenses	0.1
Total	$7.5

•
Increased administrative and general costs are primarily related to increased pension and other postretirement costs. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost are generally offset by electric revenue and does not have a significant impact on net income.

•
Electric production expenses increased primarily due to higher operating and maintenance costs at the Columbia generating station, including boiler plant maintenance and other generation-related expenses, along with increased costs associated with renewable generating facilities.

•
Increased transmission costs are primarily a result of an increase in transmission rate. Transmission costs represent ATC and MISO network transmission expenses authorized to collect in rates. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual costs included in rates and to be recovered or refunded in a future rate proceeding. Transmission cost is generally offset by electric revenue and does not have a significant impact on net income.

Consolidated depreciation expense

Electric depreciation expense decreased $0.1 million and gas depreciation expense increased $0.7 million during the three months ended June 30, 2026, compared to the same period in the prior year. In December 2025, the PSCW approved new depreciation rates, which were implemented and became effective as of January 1, 2026. These new rates were the primary driver for the change in depreciation expense.

Electric and gas other income

Electric other income increased $4.9 million and gas other income increased $2.0 million during the three months ended June 30, 2026, compared to the same period in the prior year, driven by a $2.3 million positive impact from non-service costs components of pension and other postretirement costs. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income. Higher AFUDC-Equity due to continued capital investment further contributed to an increase in electric other income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended June 30, 2026 and 2025, net income at the nonregulated energy operations segment was $6.5 million and $6.2 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended June 30, 2026 and 2025, other income at the transmission investment segment primarily reflects ATC's operations and was $3.8 million and $3.1 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $2.9 million in other income from all other operations during the three months ended June 30, 2026, primarily reflects results from investment gains recognized in the current year, from venture capital funds. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

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

	Three Months Ended
	June 30,
(In millions)	2026	2025
MGE Power Elm Road	$3.8	$3.9
MGE Power West Campus	1.9	1.8

Results of Operations

Six Months Ended June 30, 2026 and 2025

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands, except CDD)	2026	2025	% Change	2026	2025	% Change
Residential	$89,244	$88,321	1.0%	418,909	418,336	0.1%
Commercial	127,037	124,662	1.9%	873,469	870,250	0.4%
Industrial	6,122	6,081	0.7%	71,570	70,270	1.9%
Other-retail/municipal	20,186	19,690	2.5%	182,920	178,950	2.2%
Total retail	242,589	238,754	1.6%	1,546,868	1,537,806	0.6%
Sales to the market	18,635	14,320	30.1%	180,352	219,499	(17.8)%
Other revenues	1,536	1,693	(9.3)%	—	—	—%
Total	$262,760	$254,767	3.1%	1,727,220	1,757,305	(1.7)%

Cooling degree days (normal 203)				164	223	(26.5)%

Electric revenue increased $8.0 million during the six months ended June 30, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$4.3
Rate changes	4.0
Customer fixed and demand charges	1.1
Net increase in commercial, industrial and other-retail/municipal volume	0.3
Increase in residential volume	0.1
Revenue subject to refund, net	(1.6)
Other	(0.2)
Total	$8.0

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than is needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the six months ended June 30, 2026, sales were made at higher market prices and partially offset by decreased market volume compared to the same period in the prior year. The revenue generated from these sales is largely offset by fuel rules costs, and does not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Rate changes. In December 2025, the PSCW authorized MGE to increase 2026 rates for retail electric customers by approximately 0.15%. Rates charged to retail customers during the six months ended June 30, 2026, were $4.0 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increases in rates associated with fuel or purchase power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.

•
Customer fixed and demand charges. During the six months ended June 30, 2026, fixed and demand charges increased $1.1 million, primarily attributable to the increase in demand charges for commercial customers.

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

Electric fuel and purchased power

	Six Months Ended June 30,
(In millions)	2026	2025	$ Change
Fuel for electric generation	$33.2	$33.9	$(0.7)
Purchased power	8.3	9.9	(1.6)

The $0.7 million decrease in fuel for electric generation in the first six months of 2026 was due to an approximately 5.4% decrease in internal generation, partially offset by a 3.8% increase in the average cost, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power decreased $1.7 million in the first six months of 2026, compared to the same period in the prior year. The decrease in purchased power was due to an approximately 42% decrease in average cost. This decrease was partially offset by an approximately 43% increase in market purchases as a result of decreased internal generation. There were no deferred fuel costs recovered during the six months ended June 30, 2026 and 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Six Months Ended June 30,			Six Months Ended June 30,
rate per therm of retail customer)	2026	2025	% Change	2026	2025	% Change
Residential	$80,771	$71,824	12.5%	62,708	65,263	(3.9)%
Commercial/Industrial	55,364	47,547	16.4%	58,972	60,620	(2.7)%
Total retail	136,135	119,371	14.0%	121,680	125,883	(3.3)%
Gas transportation	4,322	3,697	16.9%	36,964	37,253	(0.8)%
Other revenues	407	338	20.4%	—	—	—%
Total	$140,864	$123,406	14.1%	158,644	163,136	(2.8)%
Heating degree days (normal 4,284)				4,028	4,212	(4.4)%
Average rate per therm of retail customer	$1.119	$0.948	18.0%

Gas revenue increased $17.5 million during the six months ended June 30, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$16.2
Other	2.4
Revenue subject to refund, net	2.2
Decrease in volume	(3.3)
Total	$17.5

•
Rate changes. In December 2025, the PSCW authorized MGE to increase 2026 rates for retail gas customers by approximately 2.77%.

MGE recovers the cost of natural gas in its gas segment through the PGA. Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased, driving higher rates during the six months ended June 30, 2026.

The average retail rate per therm excluding customer fixed charges for the six months ended June 30, 2026, increased approximately 18% compared to the same period in the prior year, reflecting an increase in natural gas commodity costs (recovered through the PGA).

•
Other. For the six months ended June 30, 2026, other gas revenue increased primarily due to customer growth and higher residential customer fixed rate.

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

•
Volume. For the six months ended June 30, 2026, retail gas deliveries decreased approximately 3% compared to the same period in the prior year. The decrease was primarily attributable to lower residential use per customer. Unfavorable weather conditions during the first six months of 2026 further contributed to the reduction in volumes.

Cost of gas sold

Cost of gas sold increased $14.8 million during the six months ended June 30, 2026, compared to the same period in the prior year. Cost per therm increased approximately 27%, partially offset by a decrease in therms delivered of approximately 4%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the six months ended June 30, 2026, operations and maintenance expenses increased $12.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$7.0
Increased transmission costs	3.2
Increased electric production expenses	2.2
Increased electric distribution expenses	0.5
Decreased other expenses	(0.4)
Total	$12.5

•
Increased administrative and general costs are primarily related to increased pension and other postretirement costs. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost are generally offset by electric revenue and does not have a significant impact on net income.

•
Increased transmission costs are primarily a result of an increase in transmission rate. Transmission costs represent ATC and MISO network transmission expenses authorized to collect in rates. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual costs included in rates and to be recovered or refunded in a future rate proceeding. Transmission cost is generally offset by electric revenue and does not have a significant impact on net income.

•
Electric production expenses increased primarily due to higher operating and maintenance costs at the Columbia generating station, including boiler plant maintenance and other generation-related expenses, along with increased costs associated with renewable generating facilities.

Consolidated depreciation expense

Electric depreciation expense decreased $0.4 million and gas depreciation expense increased $1.3 million during the six months ended June 30, 2026, compared to the same period in the prior year. In December 2025, the PSCW approved new depreciation rates, which were implemented and became effective as of January 1, 2026. These new rates were the primary driver for the change in depreciation expense.

Electric and gas other income

Electric other income increased $10.9 million and gas other income increased $3.0 million during the six months ended June 30, 2026, compared to the same period in the prior year, driven by a $6.5 million positive impact from non-service costs components of pension and other postretirement costs. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income. Higher AFUDC-Equity due to continued capital investment further contributed to an increase in electric other income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the six months ended June 30, 2026 and 2025, net income at the nonregulated energy operations segment was $12.8 million and $12.2 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the six months ended June 30, 2026 and 2025, other income at the transmission investment segment primarily reflects ATC's operations and was $7.3 million and $6.2 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $3.9 million in other income from all other operations during the six months ended June 30, 2026, primarily reflects results from investment gains recognized in the current year, from venture capital funds. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

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

	Six Months Ended
	June 30,
(In millions)	2026	2025
MGE Power Elm Road	$7.5	$7.7
MGE Power West Campus	3.8	3.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2026, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of June 30, 2026, that MGE Energy and MGE have entered into with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets, including our at-the-market program. In May 2026, MGE Energy also completed a public offering of common stock, including forward sale agreements that will provide an additional source of liquidity and financial flexibility to support future capital investment needs upon settlement of the shares of common stock sold under the agreements, as described in Footnote 6.c. of the Notes to Consolidated Financial Statements in this Report. The amount and timing of any financings will be primarily driven by capital investments and cash requirements and will depend upon market conditions, regulatory approvals, and other factors. MGE plans to maintain a capital structure consistent with authorized levels approved by its regulator. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2025 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2026 and 2025:

	MGE Energy		MGE
(In thousands)	2026	2025	2026	2025
Cash provided by (used for):
Operating activities	$148,828	$133,953	$146,450	$127,988
Investing activities	(216,333)	(118,254)	(214,022)	(112,518)
Financing activities	78,452	(27,059)	76,053	(29,437)

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the six months ended June 30, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Higher overall collections from customers, driven by higher electric and gas rates	$38.1	$38.1
Changes in income taxes paid/received - includes proceeds from renewable tax credits transferred to other corporate taxpayers during 2026 of $9.5 million	12.1	12.6
Higher payments for fuel and purchased power at our generation plants, as well as higher natural gas costs to our customers	(20.9)	(20.9)
Higher payments for other operation and maintenance expenses	(11.7)	(9.1)
Higher payments for interest	(1.9)	(1.9)
Lower dividend received from ATC	(0.5)	—
Other operating activities	(0.3)	(0.3)
Increase in cash provided by operating activities	$14.9	$18.5

Capital Requirements and Investing Activities

The principal increases (decreases) in cash flows from investing activities during the six months ended June 30, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Capital expenditures, primarily reflects an increase in electric and gas utility expenditures, specifically related to spending for Sunnyside, Dawn Harvest, Saratoga, and local battery storage construction	$(99.2)	$(99.2)
Capital contributions to ATC and other investments	(1.8)	—
Proceeds from the sale of investments	5.3	—
Other investing activities	(2.4)	(2.3)
Decrease in cash flows from investing activities	$(98.1)	$(101.5)

Cash Used for Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the six months ended June 30, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Change in long-term debt(a)	$88.7	$88.7
Higher issuance of common stock	85.1	—
Higher cash distribution from parent (MGE Energy)	—	77.5
Lower cash dividends to parent (MGE Energy)	—	5.5
Change in short-term debt borrowings, net	(65.3)	(65.3)
Higher cash dividends paid, dividend rate per share ($0.950 vs. $0.900)	(2.4)	—
Higher distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(b)	—	(0.3)
Other financing activities	(0.6)	(0.6)
Increase in cash flows from financing activities	$105.5	$105.5

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

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2026	December 31, 2025
Common shareholders' equity	60.7%	58.9%
Long-term debt(a)	37.9%	36.8%
Short-term debt	1.4%	4.3%

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

Other Matters

Rate Matters

In December 2025, the PSCW approved a settlement agreement for MGE's 2026/2027 rate case. As part of that settlement agreement, the PSCW approved a 0.15% increase for electric rates and a 2.77% increase to gas rates for 2026 and a 3.63% increase for electric rates and a 2.04% increase to gas rates for 2027. MGE filed a 2027 Fuel Cost Plan with the PSCW in June 2026. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2026.

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
(b)
50% of the forecasted 13-month average CWIP for the test periods earns an AFUDC return. Projects eligible to earn 100% AFUDC are excluded from this balance and discussed further in the Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events section.
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

The UFLPA Entity List continues to expand, including entities participating in solar and solar supply chain activities. MGE continues to monitor developments related to the UFLPA, evaluate supplier compliance, and assess potential impacts to current and future projects.

U.S. Department of Commerce - Solar Cells and Modules

In June 2024, following AD/CVD investigations by the DOC and the USITC determining that Chinese manufacturers were circumventing tariffs on solar panels by shipping them through Cambodia, Malaysia, Thailand, and Vietnam, the DOC began applying tariffs to the importation of solar cells from those countries. In the second quarter of 2025, the DOC and USITC issued final determinations affirming and increasing the tariffs. Later that year, the U.S. Court of International Trade ruled that the prior two-year moratorium was unlawful, permitting retroactive collection, though the ruling has been stayed pending appeal to the Federal Circuit.

In late 2025, the DOC initiated new AD/CVD investigations into solar imports from India, Indonesia, and Laos. In February and April 2026, the DOC issued preliminary affirmative determinations in the CVD and AD investigations, respectively, resulting in increased preliminary tariff rates. The investigations remain ongoing, and final determinations are expected later in 2026. Additionally, a new 'Section 232' national security investigation into the global polysilicon supply chain was launched in late 2025, which could result in broad, global tariffs on solar components regardless of their country of origin.

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

Tax Update - One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, introducing significant changes to tax credits and compliance requirements. The OBBBA accelerates the termination of the Clean Electricity PTC and ITC for wind and solar projects placed in service after 2027. Pursuant to the OBBBA, the July 4, 2026 commencement-of-construction deadline for wind and solar projects has passed, and projects that did not begin construction by that date generally must be placed in service by December 31, 2027 to remain eligible for these credits. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA imposes restrictions on credit eligibility, disallowing credits, and foreign entity material assistance. The Treasury Department issued new beginning-of-construction guidance in August 2025. However, a federal court vacated the guidance in June 2026, reinstating the prior physical work and 5% safe harbor framework, subject to further developments. Interim guidance has also been released on domestic content requirements. MGE has evaluated the impact of the OBBBA and will continue monitoring Treasury Department updates and engaging with industry groups to ensure compliance.

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

Item 4. Controls and Procedures.

During the second quarter of 2026, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2026, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2026, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnotes 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A. Risk Factors.

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K, other than as set forth below:

We have in the past entered, and may in the future enter, into forward sale transactions that subject us to certain risks.

We have previously entered into forward sale agreements and may in the future enter into additional forward sale agreements that subject us to certain risks. The future issuance of any shares of common stock upon settlement of any forward sale agreement will result in dilution to our earnings per share, return on equity, and dividends per share. The purchase of common stock in connection with the unwinding of the forward purchaser's hedge position could cause our stock price to increase (or prevent a decrease) over such time, thereby increasing the amount of cash we would owe (or decreasing the amount of cash owed to us) upon a cash settlement. In addition, pursuant to each forward sale agreement, the relevant forward purchaser will have the right to accelerate the settlement of the forward sale agreement in connection with certain specified events. In such cases, we could be required to settle that particular forward sale agreement and issue common stock irrespective of our capital needs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of MGE Energy or MGE adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Ex. No.		Exhibit Description
10.1	***	Form of Restricted Stock Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan, April 2026

10.2

Forward Sale Agreement, dated May 6, 2026, by and between MGE Energy, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed by MGE Energy, Inc. on May 8, 2026)

10.3

Forward Sale Agreement, dated May 6, 2026, by and between MGE Energy, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed by MGE Energy, Inc. on May 8, 2026)

10.4

Forward Sale Agreement, dated May 6, 2026, by and between MGE Energy, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed by MGE Energy, Inc. on May 8, 2026)

31.1	*	Certifications Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2	*	Certifications Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.

31.3	*	Certifications Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4	*	Certifications Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company

32.1	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.

32.3	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company

101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema With Embedded Linkbases Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104.1	*	Included in the cover page, formatted in Inline XBRL

*		Filed herewith.
**		Furnished herewith.
***		Indicates a management contract or compensatory plan or arrangement.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGE ENERGY, INC.

Date: August 5, 2026	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2026	/s/ Jared J. Bushek
Jared J. Bushek Executive Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: August 5, 2026	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 5, 2026	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2026	/s/ Jared J. Bushek
Jared J. Bushek Executive Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: August 5, 2026	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)