Form 10-Q
period 2026-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2026-11-04
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2026

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

MGE Energy, Inc. ☐	Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒	Madison Gas and Electric Company Yes ☐ No ☒

Number of Shares Outstanding of Each Class of Common Stock as of October 30, 2026
MGE Energy, Inc.	Common stock, $1.00 par value, 37,823,515 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2025 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2025
2024 ELG Rule	Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AD/CVD	Antidumping and Countervailing Duties
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
ATM	At-the-Market Offering Program
Badger Hollow	Badger Hollow Solar Park and Wind Energy Center
Blount	Blount Station
BTA	Best Technology Available
CA	Certificate of Authority
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CWIP	Construction Work in Progress
Dth	Dekatherms, a quantity measure for natural gas
DOC	United States Department of Commerce
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
High Noon	High Noon Solar Energy Center
IRS	Internal Revenue Service
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen Oxide
OBBBA	One Big Beautiful Bill Act
Paris	Paris Solar-Battery Park

PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PM	Particulate Matter
PSCW	Public Service Commission of Wisconsin
PTC	Production Tax Credit
ROE	Return on Equity
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Sunnyside	Sunnyside Solar and Battery Project
Therm	Measure of quantity of heat used to measure gas supply
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
USITC	United States International Trade Commission
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Riverside	West Riverside Energy Center
WPDES	Wisconsin Pollutant Discharge Elimination System
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating Revenues:
Electric revenues	$172,928	$155,491	$435,962	$410,507
Gas revenues	17,469	20,188	158,333	143,594
Total Operating Revenues	190,397	175,679	594,295	554,101

Operating Expenses:
Fuel for electric generation	24,068	22,189	57,284	56,050
Purchased power	5,065	4,289	13,345	14,229
Cost of gas sold	461	4,865	80,569	70,142
Other operations and maintenance	66,947	58,325	193,757	172,661
Depreciation and amortization	29,302	28,816	86,330	84,848
Other general taxes	6,471	6,120	19,141	18,008
Total Operating Expenses	132,314	124,604	450,426	415,938
Operating Income	58,083	51,075	143,869	138,163

Other income, net	17,033	9,888	42,309	16,199
Interest expense, net	(9,368)	(8,677)	(28,461)	(24,715)
Income before income taxes	65,748	52,286	157,717	129,647
Income tax provision	(9,390)	(7,789)	(19,525)	(17,060)
Net Income	$56,358	$44,497	$138,192	$112,587

Earnings Per Share of Common Stock
Basic	$1.49	$1.22	$3.71	$3.08
Diluted	$1.48	$1.22	$3.70	$3.08

Dividends per share of common stock	$0.508	$0.475	$1.458	$1.375

Weighted Average Shares Outstanding
Basic	37,791	36,542	37,248	36,531
Diluted	38,018	36,576	37,373	36,565

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net income	$138,192	$112,587
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	86,330	84,848
Deferred income taxes	9,994	4,784
Provision for doubtful receivables	5,269	6,600
Employee benefit plan credit	(6,325)	(3,697)
Cash contributions to pension and other postretirement plans	(5,803)	(5,678)
Equity earnings in investments	(11,261)	(9,586)
Dividends from investments	8,499	8,411
Changes in assets and liabilities
Current assets	22,196	18,109
Accounts payable	(15,986)	(396)
Deferred income taxes	12,153	—
Other current liabilities	1,527	180
Regulatory assets and liabilities, net	11,957	9,557
Other, net	(15,688)	3,051
Cash Provided by Operating Activities	241,054	228,770

Investing Activities:
Capital expenditures	(292,222)	(255,622)
Capital contributions to investments	(12,072)	(9,208)
Other	7,154	2,984
Cash Used for Investing Activities	(297,140)	(261,846)

Financing Activities:
Issuance of common stock, net	91,979	3,750
Cash dividends paid on common stock	(54,505)	(50,230)
Repayments of long-term debt	(20,260)	(3,951)
Issuance of long-term debt	90,000	—
(Repayments of) proceeds from short-term debt	(44,277)	74,000
Other	(1,694)	(969)
Cash Provided by Financing Activities	61,243	22,600

Change in cash, cash equivalents, and restricted cash	5,157	(10,476)
Cash, cash equivalents, and restricted cash at beginning of period	8,736	24,496
Cash, cash equivalents, and restricted cash at end of period	$13,893	$14,020

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2026	2025
Current Assets:
Cash and cash equivalents	$10,539	$5,666
Accounts receivable, less reserves of $10,078 and $8,578, respectively	44,997	57,558
Other accounts receivable, less reserves of $2,458 and $2,084, respectively	15,408	12,983
Unbilled revenues	26,998	42,770
Materials and supplies, at average cost	42,359	37,850
Fuel for electric generation, at average cost	9,676	11,010
Stored natural gas, at average cost	16,735	15,317
Prepaid taxes	14,533	19,314
Regulatory assets - current	9,036	8,879
Other current assets	15,641	17,201
Total Current Assets	205,922	228,548
Regulatory assets	56,454	42,758
Pension and other postretirement benefit asset	176,127	164,985
Other deferred assets and other	20,754	18,348
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,348,629	2,279,899
Construction work in progress	412,483	292,969
Total Property, Plant, and Equipment	2,761,112	2,572,868
Investments	139,470	127,913
Total Assets	$3,359,839	$3,155,420

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,549	$21,633
Short-term debt	50,250	94,527
Accounts payable	65,377	117,673
Accrued interest and taxes	11,427	10,269
Accrued payroll related items	16,684	17,244
Regulatory liabilities - current	26,966	23,490
Other current liabilities	11,908	11,873
Total Current Liabilities	188,161	296,709
Other Credits:
Deferred income taxes	353,188	337,798
Investment tax credit - deferred	60,746	48,609
Regulatory liabilities	198,969	185,372
Accrued pension and other postretirement benefits	51,501	51,105
Asset retirement obligations	80,210	76,289
Other deferred liabilities and other	67,742	63,397
Total Other Credits	812,356	762,570
Capitalization:
Common shareholders' equity	1,481,470	1,303,936
Long-term debt	877,852	792,205
Total Capitalization	2,359,322	2,096,141
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$3,359,839	$3,155,420

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income/(Loss)	Total
Three Months Ended September 30, 2025
Beginning Balance	$36,542	$434,080	$799,351	$—	$1,269,973
Net income			44,497		44,497
Common stock dividends declared ($0.475 per share)			(17,358)		(17,358)
Equity-based compensation plans and other		541			541
Ending Balance - September 30, 2025	$36,542	$434,621	$826,490	$—	$1,297,653

Three Months Ended September 30, 2026
Beginning Balance	$37,781	$523,768	$878,970	$—	$1,440,519
Net income			56,358		56,358
Common stock dividends declared ($0.508 per share)			(19,206)		(19,206)
Issuance of common stock, net	39	2,992			3,031
Equity-based compensation plans and other		768			768
Ending Balance - September 30, 2026	$37,820	$527,528	$916,122	$—	$1,481,470

Nine Months Ended September 30, 2025
Beginning Balance	$36,490	$429,515	$764,133	$—	$1,230,138
Net income			112,587		112,587
Common stock dividends declared ($1.375 per share)			(50,230)		(50,230)
Issuance of common stock, net	41	3,709			3,750
Equity-based compensation plans and other	11	1,397			1,408
Ending Balance - September 30, 2025	$36,542	$434,621	$826,490	$—	$1,297,653

Nine Months Ended September 30, 2026
Beginning Balance	$36,542	$434,959	$832,435	$—	$1,303,936
Net income			138,192		138,192
Common stock dividends declared ($1.458 per share)			(54,505)		(54,505)
Issuance of common stock, net	1,256	90,723			91,979
Equity-based compensation plans and other	22	1,846			1,868
Ending Balance - September 30, 2026	$37,820	$527,528	$916,122	$—	$1,481,470

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating Revenues:
Electric revenues	$172,928	$155,491	$435,962	$410,507
Gas revenues	17,469	20,188	158,333	143,594
Total Operating Revenues	190,397	175,679	594,295	554,101

Operating Expenses:
Fuel for electric generation	24,068	22,189	57,284	56,050
Purchased power	5,065	4,289	13,345	14,229
Cost of gas sold	461	4,865	80,569	70,142
Other operations and maintenance	66,092	58,096	192,191	171,847
Depreciation and amortization	29,302	28,816	86,330	84,848
Other general taxes	6,471	6,120	19,141	18,008
Total Operating Expenses	131,459	124,375	448,860	415,124
Operating Income	58,938	51,304	145,435	138,977

Other income, net	7,959	3,393	22,286	3,756
Interest expense, net	(9,420)	(8,702)	(28,610)	(24,891)
Income before income taxes	57,477	45,995	139,111	117,842
Income tax provision	(6,560)	(6,236)	(14,269)	(13,805)
Net Income	$50,917	$39,759	$124,842	$104,037
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,764)	(5,668)	(17,099)	(16,981)
Net Income Attributable to MGE	$45,153	$34,091	$107,743	$87,056

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net income	$124,842	$104,037
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	86,330	84,848
Deferred income taxes	8,116	4,083
Provision for doubtful receivables	5,269	6,600
Employee benefit plan credit	(6,325)	(3,697)
Cash contributions to pension and other postretirement plans	(5,803)	(5,678)
Changes in assets and liabilities
Current assets	20,808	18,084
Accounts payable	(16,335)	(414)
Deferred income taxes	12,153	—
Other current liabilities	3,845	(633)
Regulatory assets and liabilities, net	11,957	9,557
Other, net	(7,264)	5,195
Cash Provided by Operating Activities	237,593	221,982

Investing Activities:
Capital expenditures	(292,222)	(255,622)
Other	(4,966)	(1,371)
Cash Used for Investing Activities	(297,188)	(256,993)

Financing Activities:
Cash dividends paid to parent by MGE	(33,500)	(37,500)
Distributions to parent from noncontrolling interest	(13,500)	(11,500)
Capital contribution from parent	83,500	2,000
Repayments of long-term debt	(20,260)	(3,951)
Issuance of long-term debt	90,000	—
(Repayments of) proceeds from short-term debt	(44,277)	74,000
Other	(1,694)	(969)
Cash Provided by Financing Activities	60,269	22,080

Change in cash, cash equivalents, and restricted cash	674	(12,931)
Cash, cash equivalents, and restricted cash at beginning of period	5,318	20,059
Cash, cash equivalents, and restricted cash at end of period	$5,992	$7,128

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2026	2025
Current Assets:
Cash and cash equivalents	$2,638	$2,248
Accounts receivable, less reserves of $10,078 and $8,578, respectively	44,997	57,558
Other accounts receivable, less reserves of $2,458 and $2,084, respectively	15,392	12,979
Unbilled revenues	26,998	42,770
Materials and supplies, at average cost	42,359	37,850
Fuel for electric generation, at average cost	9,676	11,010
Stored natural gas, at average cost	16,735	15,317
Prepaid taxes	14,920	18,748
Regulatory assets - current	9,036	8,879
Other current assets	16,113	17,225
Total Current Assets	198,864	224,584
Regulatory assets	56,454	42,758
Pension and other postretirement benefit asset	176,127	164,985
Other deferred assets and other	18,949	17,817
Property, Plant, and Equipment:
Property, plant, and equipment, net	2,348,660	2,279,927
Construction work in progress	412,483	292,969
Total Property, Plant, and Equipment	2,761,143	2,572,896

Total Assets	$3,211,537	$3,023,040

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$5,549	$21,633
Short-term debt	50,250	94,527
Accounts payable	65,013	117,658
Accrued interest and taxes	10,681	10,234
Accrued payroll related items	16,684	17,244
Regulatory liabilities - current	26,966	23,490
Other current liabilities	11,908	8,843
Total Current Liabilities	187,051	293,629
Other Credits:
Deferred income taxes	314,710	301,198
Investment tax credit - deferred	60,746	48,609
Regulatory liabilities	198,969	185,372
Accrued pension and other postretirement benefits	51,501	51,105
Asset retirement obligations	80,210	76,289
Other deferred liabilities and other	71,804	67,281
Total Other Credits	777,940	729,854
Capitalization:
Common shareholder's equity	1,208,307	1,050,564
Noncontrolling interest	160,387	156,788
Total Equity	1,368,694	1,207,352
Long-term debt	877,852	792,205
Total Capitalization	2,246,546	1,999,557
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$3,211,537	$3,023,040

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended September 30, 2025
Beginning balance	17,348	$17,348	$283,667	$717,869	$—	$153,699	$1,172,583
Net income				34,091		5,668	39,759
Capital contributions from parent			2,000				2,000
Cash dividends paid to parent by MGE				(14,000)			(14,000)
Distributions to parent from noncontrolling interest						(3,500)	(3,500)
Ending Balance - September 30, 2025	17,348	$17,348	$285,667	$737,960	$—	$155,867	$1,196,842

Three Months Ended September 30, 2026
Beginning balance	17,348	$17,348	$369,667	$785,639	$—	$159,873	$1,332,527
Net income				45,153		5,764	50,917
Capital contributions from parent			6,000				6,000
Cash dividends paid to parent by MGE				(15,500)			(15,500)
Distributions to parent from noncontrolling interest						(5,250)	(5,250)
Ending Balance - September 30, 2026	17,348	$17,348	$375,667	$815,292	$—	$160,387	$1,368,694

Nine Months Ended September 30, 2025
Beginning balance	17,348	$17,348	$283,667	$688,404	$—	$150,386	$1,139,805
Net income				87,056		16,981	104,037
Capital contributions from parent			2,000				2,000
Cash dividends paid to parent by MGE				(37,500)			(37,500)
Distributions to parent from noncontrolling interest						(11,500)	(11,500)
Ending Balance - September 30, 2025	17,348	$17,348	$285,667	$737,960	$—	$155,867	$1,196,842

Nine Months Ended September 30, 2026
Beginning balance	17,348	$17,348	$292,167	$741,049	$—	$156,788	$1,207,352
Net income				107,743		17,099	124,842
Capital contributions from parent			83,500				83,500
Cash dividends paid to parent by MGE				(33,500)			(33,500)
Distributions to parent from noncontrolling interest						(13,500)	(13,500)
Ending Balance - September 30, 2026	17,348	$17,348	$375,667	$815,292	$—	$160,387	$1,368,694

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

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

The accompanying consolidated financial statements as of September 30, 2026, and for the three and nine months ended, as applicable, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2025 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes thereto located on pages 52 through 105 of the 2025 Annual Report on Form 10-K.

b.
Supplemental Cash Flow Information – MGE Energy and MGE.

	MGE Energy		MGE(b)
	September 30,	September 30,	September 30,	September 30,
(In Thousands)	2026	2025	2026	2025
Income tax paid (receipts), net(a):
US Federal	$(8,353)	$5,431	$(9,623)	$4,211
US State and Local:
Wisconsin	6,000	7,000	5,650	6,540
Other	91	66	—	—
Significant noncash investing activities:
Accrued capital expenditures	19,040	14,785	19,040	14,785

(a)
For the nine months ended September 30, 2026, federal tax receipts include $12.2 million of proceeds from the transfer of federal tax credits under Internal Revenue Code Section 6418.
(b)
MGE Energy files a consolidated federal income tax return with its subsidiaries. While taxes are filed on a consolidated basis, MGE calculates its respective share of tax liability and makes intercompany tax payments to or from its parent company.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2026	2025	2026	2025
Cash and cash equivalents	$10,539	$5,666	$2,638	$2,248
Restricted cash	731	952	731	952
Receivable - margin account	2,623	2,118	2,623	2,118
Cash, cash equivalents, and restricted cash	$13,893	$8,736	$5,992	$5,318

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

2.
New Accounting Standards - MGE Energy and MGE.

In November 2024, the Financial Accounting Standards Board issued authoritative guidance within the codification's Income Statement - Reporting Comprehensive Income topic, which added disclosure requirements for the disaggregation of certain income statement expenses. The authoritative guidance will become effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. MGE Energy and MGE will adopt the standard as of the effective date. The adoption of this standard will not have a material impact on MGE Energy's and MGE's financial statements.

In September 2025, the Financial Accounting Standards Board issued authoritative guidance within the codification’s Internal-Use Software topic, which amends certain aspects of the accounting for and disclosure of software costs. The authoritative guidance will become effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods; early adoption is permitted as of the beginning of an annual reporting period. MGE Energy and MGE will adopt the standard as of the effective date. The adoption of this standard is not expected to have a material impact on MGE Energy's and MGE’s financial statements.

In May 2026, the Financial Accounting Standards Board issued authoritative guidance within the codification’s Environmental Credits topic, which establishes a comprehensive model for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The authoritative guidance will become effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods; early adoption is permitted. MGE Energy and MGE will adopt the standard as of the effective date. The adoption of this standard is not expected to have a material impact on MGE Energy's and MGE’s financial statements.

3.
Investments - MGE Energy and MGE.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Equity earnings from investment in ATC	$3,907	$3,224	$11,205	$9,280
Dividends received from ATC	2,954	2,403	8,404	8,035
Capital contributions to ATC	3,567	3,214	10,183	8,385

In October 2026, MGE Transco made a $4.3 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Operating revenues	$280,753	$245,104	$820,060	$721,260
Operating expenses	(129,377)	(116,919)	(386,418)	(351,228)
Other income, net	87	188	2,015	821
Interest expense, net	(47,330)	(41,593)	(137,731)	(124,040)
Earnings before members' income taxes	$104,133	$86,780	$297,926	$246,813

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2026, MGE recorded $11.2 million and $33.6 million, respectively, for transmission service compared to $10.2 million and $30.6 million for the comparable periods in 2025. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of September 30, 2026, and December 31, 2025, MGE had a receivable due from ATC of $4.0 million and $2.5 million, respectively. The receivable is primarily related to transmission interconnection activities at the renewable generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

Other Investments - MGE Energy.

During the three and nine months ended September 30, 2026 and 2025, certain investments were liquidated for MGE Energy. There were no material liquidations for MGE during these periods. As a result of the liquidations, the following was received:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Cash proceeds	$6,724	$4,244	$12,133	$4,402
Gain on sale	5,346	3,156	9,322	3,233

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The effective income tax rates for the period, computed by dividing income tax expense by income before taxes, were as follows:

	MGE Energy		MGE
Effective income tax rate	2026	2025	2026	2025
Three Months Ended September 30,	14.3%	14.9%	11.4%	13.6%
Nine Months Ended September 30,	12.4%	13.2%	10.3%	11.7%

The effective tax rates were different than the federal statutory rate primarily due to state income taxes, net of the related federal tax benefit, federal production tax credits (PTC) and investment tax credits (ITC), the amortization of excess deferred taxes, and the impact of non-taxable income related to the equity portion of Allowance for Funds Used During Construction (AFUDC), net of depreciation. For both MGE Energy and MGE, the decrease in the effective tax rate for the nine months ended September 30, 2026, compared to the prior year period, was driven primarily by additional federal tax credits associated with renewable generation and energy storage projects, as well as increased non-taxable income related to the equity portion of AFUDC on projects under construction.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Pension Benefits
Components of net periodic benefit cost:
Service cost	$595	$653	$1,797	$1,959
Interest cost	3,992	4,285	12,065	12,854
Expected return on assets	(7,679)	(7,254)	(23,205)	(21,761)
Amortization of:
Actuarial loss	50	75	153	225
Net periodic benefit (credit) cost	$(3,042)	$(2,241)	$(9,190)	$(6,723)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$176	$186	$528	$557
Interest cost	679	757	2,038	2,271
Expected return on assets	(709)	(678)	(2,128)	(2,036)
Amortization of:
Transition obligation	—	1	—	2
Actuarial gain	(194)	(161)	(583)	(482)
Net periodic benefit (credit) cost	$(48)	$105	$(145)	$312

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

6.
Equity and Financing Arrangements.

a.
Stock Plan Share Issuances - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the nine months ended September 30, 2026, and 2025, net proceeds from the Stock Plan were approximately $8.6 million and $3.8 million, respectively, which were used for general corporate purposes.

b.
At-the-Market Equity Offering - MGE Energy.

In February 2026, MGE Energy filed a prospectus supplement under which it may sell shares of its common stock having an aggregate offering price of up to $100 million, through Guggenheim Securities, LLC, and Morgan Stanley & Co. LLC (each, a Manager) in negotiated transactions that are deemed to be an "at-the-market offering" (ATM). The ATM may be terminated by MGE Energy or, with respect only to itself, any Manager. Unless earlier terminated, the ATM shall automatically terminate on February 23, 2029, if MGE Energy does not file a new shelf registration statement relating to the shares to be sold under the ATM on or prior to such date. Each Manager will be entitled to compensation at a commission equal to up to 2.0% of the gross offering proceeds of the shares of common stock sold under the ATM. MGE Energy expects to use the net proceeds from any issuance of common stock for general corporate purposes, including repayment of short-term debt, repurchases, retirements and refinancing of other securities, funding capital expenditures, and investments in subsidiaries. As of September 30, 2026, MGE Energy sold an aggregate of 154,321 shares of its common stock under the ATM for aggregate net proceeds of $11.5 million and $0.2 million in transaction fees paid.

c.
Common Stock Public Offering and Forward Equity Sale Agreements - MGE Energy.

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

d.
Changes in Common Shares Outstanding - MGE Energy.

The share issuances discussed above, together with shares issued pursuant to stock-based compensation arrangements, resulted in the following changes in outstanding common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Common stock shares outstanding at beginning of period	37,780,751	36,541,849	36,541,849	36,489,641
Shares issued:
At-the-market offering program	—	—	154,321	—
Stock-based compensation	—	—	22,050	11,213
Stock plan	39,407	—	111,839	40,995
Public offering	—	—	990,099	—
Common stock shares outstanding at end of period	37,820,158	36,541,849	37,820,158	36,541,849

e.
Earnings Per Share - MGE Energy.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net income attributed to common shareholders	56,358	44,497	138,192	112,587
Weighted average common shares outstanding - basic	37,791	36,542	37,248	36,531
Effect of dilutive securities:
Dilutive effect of stock-based compensation awards	59	34	48	34
Dilutive effect of forward equity sale agreements	168	—	77	—
Weighted average common shares outstanding - diluted	38,018	36,576	37,373	36,565

Basic earnings per share	$1.49	$1.22	$3.71	$3.08
Diluted earnings per share	$1.48	$1.22	$3.70	$3.08

f.
Third Amended and Restated Credit Agreements - MGE Energy and MGE.

As of September 30, 2026, MGE Energy and MGE had revolving credit facilities with aggregate commitments of $50 million and $130 million, respectively. As of September 30, 2026, no borrowings were outstanding under these facilities.

On October 1, 2026, MGE Energy and MGE entered into third amended and restated credit agreements (collectively, the Third Amended and Restated Credit Agreements), which amended and restated their existing revolving credit facilities to, among other things, (i) extend the maturity dates to October 1, 2031 and (ii) increase the aggregate commitment under MGE's revolving credit facilities from $130 million to $250 million. MGE Energy's revolving credit commitment remained $50 million.

The Third Amended and Restated Credit Agreements contain customary representations and warranties, covenants and events of default. Each of the Third Amended and Restated Credit Agreements requires the borrower thereunder to maintain a ratio of consolidated indebtedness to consolidated total capitalization not to exceed 0.65 to 1.00. The ratio calculation excludes assets, liabilities, revenues, and expenses included in a borrower's financial statements as the result of the consolidation of "variable interest entities."

A change in control constitutes a default under each of the Third Amended and Restated Credit Agreements. Change in control events are defined in each of the Third Amended and Restated Credit Agreements as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the voting power of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and nine months ended September 30, 2026, MGE recorded $0.7 million and $3.4 million, respectively, in compensation expense related to share-based compensation awards compared to $0.8 million and $2.5 million, respectively, for the comparable periods in 2025.

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

In May 2024, the EPA finalized the Supplemental Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category (2024 ELG Rule) that further regulates the wastewater discharges associated with coal-fired power plants. The rule impacts Columbia and the Elm Road Units. The 2024 ELG Rule focuses on wastewater discharges from flue gas desulfurization, combustion residual leachate, and bottom ash transport water, building upon the prior standards of the 2020 ELG Rule. The 2024 ELG Rule includes reduced requirements for plants that have already installed pollution controls based on previous versions of the rule, and for plants that will be retiring or switching to natural gas by certain dates. The 2020 and 2024 ELG Rules, along with the subsequent 2025 Rule extending compliance deadlines, are currently being challenged in federal court. The litigation is on hold while the EPA undertakes a reconsideration process. The operator of the Elm Road Units is in compliance with the 2024 ELG Rule. The operator of Columbia is in compliance with the 2024 ELG Rule. MGE will continue to monitor the outcomes of the rule challenges and work with our co-owners on their compliance plans.

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

•
The EPA has set new source performance standards and emission guidelines for greenhouse gas (GHG) emissions from fossil fuel-fired electric generating units.

In May 2024, the EPA published final performance standards and emission guidelines under Section 111 of the Clean Air Act for carbon dioxide emissions from new combustion turbines and existing fossil fuel-fired boilers used to produce electricity. Preliminary evaluation of the May 2024 rule showed that MGE met the requirements for the gas-fired boilers at Blount. Evaluations done by the owners of Columbia and the Elm Road Units in 2024 indicated that they have a plan for complying with the May 2024 rule.

In September 2026, the EPA published a final rule repealing the May 2024 rule's carbon dioxide emission guidelines for existing fossil fuel-fired units while retaining the efficiency-based requirements for new natural gas-fired combustion turbines. The September 2026 rule will go into effect on November 16, 2026, after which MGE's existing fossil fuel-fired generating units will no longer be subject to the GHG requirements of the May 2024 rule. Both the September 2026 final rule and the May 2024 rule are under legal challenge.

Also in September 2026, the EPA published a proposed rule that would rescind the EPA's findings supporting the regulation of GHG emissions from fossil fuel-fired power plants under Section 111 of the Clean Air Act and repeal all remaining Section 111 GHG standards for fossil fuel-fired electric generating units, including the efficiency-based requirements for new natural gas-fired combustion turbines. MGE will continue to monitor this rulemaking.

In February 2026, the EPA finalized a rule rescinding its 2009 findings of contribution and endangerment for GHG emissions under Section 202(a) of the Clean Air Act and repealing all GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines. EPA concluded that it lacks statutory authority to regulate GHG emissions in response to global climate change concerns under Section 202(a)(1). The scope and timing of any impacts of this decision on federal GHG regulation under the Clean Air Act remain uncertain pending litigation and potential further agency action. MGE will continue to monitor developments.

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area for the 2015 Ozone NAAQS. The area was redesignated to serious nonattainment by the EPA in December 2024, effective January 2025, but remains categorized as moderate nonattainment following a stay granted by the U.S. Court of Appeals for the Seventh Circuit in September 2025. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS or the Milwaukee County nonattainment designation will have a direct material effect on the Elm Road Units.

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

In October 2026, the EPA notified the State of Wisconsin of its intended approach for area designations under the revised PM2.5 NAAQS. The EPA indicated that Milwaukee County is being considered for designation as a nonattainment area and provided the State an opportunity to submit additional information before final designations are issued. Final area designations are expected by February 2027, unless modified through ongoing administrative or judicial proceedings.

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

In March 2023 (published June 2023), the EPA finalized its Federal Implementation Plan to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS (Good Neighbor Plan). The Good Neighbor Plan impacts 23 states, including Wisconsin. For Wisconsin, the Good Neighbor Plan includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. Initial obligations under the Federal Implementation Plan were scheduled to begin during the 2023 ozone season. In 2026, additional obligations would have gone into effect if not for a judicial stay, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan to meet its obligations or accept the EPA's Good Neighbor Plan.

Multiple legal challenges to the Good Neighbor Plan and related state implementation plan disapprovals are pending, including in the United States Court of Appeals for the District of Columbia Circuit. In June 2024, the Supreme Court of the United States granted a request to stay the Good Neighbor Plan and block its enforcement pending judicial review by the U.S. Court of Appeals for the District of Columbia Circuit on the merits of petitioner's challenges to implementation of the rule. The EPA has temporarily halted the enforcement of the Good Neighbor Plan's requirements for all pollution sources in states affected by the plan, including Wisconsin. While the EPA addresses these concerns, interim rules have been implemented in Wisconsin to address interstate pollution. Based on MGE's current evaluation, if the Good Neighbor Plan goes into effect as-is, the additional emission reductions may impact the Elm Road Units. However, the final impact of the rules will not be known until judicial reviews are completed and/or the EPA takes further action regarding the rule.

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

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future minimum commitments related to purchase contracts as of September 30, 2026:

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Coal(a)	$5,026	$12,386	$7,907	$—	$—	$—

(a)
Total coal commitments for MGE's share of the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by Wisconsin Power and Light Company and WEPCO, respectively, who are the operators of those facilities.
9.
Rate Matters - MGE Energy and MGE.
a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2024/2025 rate proceeding(a)(b)
Electric(c)	2.63%	9.7%	56.1%	1/1/2025
Gas	1.32%	9.7%	56.1%	1/1/2025
Approved 2026/2027 settlement(b)(d)
Electric	0.15%	9.8%	56.1%	1/1/2026
Gas	2.77%	9.8%	56.1%	1/1/2026
Electric(e)	3.63%	9.8%	56.1%	1/1/2027
Gas	2.04%	9.8%	56.1%	1/1/2027

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
(e)
MGE filed a 2027 Fuel Cost Plan with the PSCW in June 2026. The plan would lower the 2027 increase in electric rates to 2.31% to reflect lower expected fuel costs. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2026.
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

	Fuel Costs (Savings) (in millions)	Refund or Recovery Period
2024	($3.0)(a)	October 2025
2025	($7.1)(a)	October 2026
2026	($7.6)	(b)

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2026		December 31, 2025
Commodity derivative contracts	233,040	MWh	224,360	MWh
Commodity derivative contracts	9,902,500	Dth	8,230,000	Dth
FTRs	3,750	MW	2,413	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and futures contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether the instruments are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2026, and December 31, 2025, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.7 million and $1.4 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2026
Commodity derivative contracts(a)	$1,974	$2,416	Other current liabilities
Commodity derivative contracts(a)	326	96	Other deferred liabilities and other
FTRs(a)	—	481	Other current liabilities

December 31, 2025
Commodity derivative contracts(a)	$448	$2,380	Other current liabilities
Commodity derivative contracts(a)	366	185	Other deferred liabilities and other
FTRs	337	—	Other current assets

(a)
As of September 30, 2026, and December 31, 2025, collateral of $0.7 million and $1.8 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

The following table shows the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2026
Assets
Commodity derivative contracts	$2,300	$(2,300)	$—	$—
Liabilities
FTRs	481	—	(481)	—
Commodity derivative contracts	2,512	(2,300)	(212)	—

December 31, 2025
Assets
Commodity derivative contracts	$814	$(814)	$—	$—
FTRs	337	—	—	337
Liabilities
Commodity derivative contracts	2,565	(814)	(1,751)	—

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2026		2025
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended September 30:
Unrealized loss	1,387	—	1,484	—
Realized (loss) gain reclassified to a deferred account	(421)	421	(381)	381
Realized loss reclassified to income statement	(1,066)	(269)	(383)	(167)

Nine Months Ended September 30:
Unrealized (gain) loss	$(2,365)	$—	$1,846	$—
Realized gain (loss) reclassified to a deferred account	1,942	(1,942)	(118)	118
Realized gain (loss) reclassified to income statement	(298)	1,992	(1,645)	104

	Realized Losses (Gains)
	2026		2025
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$174	$—	$288	$—
FTRs	1,161	—	262	—

Nine Months Ended September 30:
Commodity derivative contracts	$(392)	$(2,231)	$884	$(203)
FTRs	929	—	860	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of both September 30, 2026, and December 31, 2025, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2026, no counterparties had defaulted.

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

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$887,855	$777,827	$818,115	$768,889

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.5 million and $4.3 million as of September 30, 2026, and December 31, 2025, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for both MGE and MGE Energy.

	Fair Value as of September 30, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$2,300	$725	$—	$1,575
Liabilities:
Derivatives, net(a)	$2,993	$2,441	$—	$552
Deferred compensation	7,818	—	7,818	—
Total Liabilities	$10,811	$2,441	$7,818	$552

	Fair Value as of December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net(a)	$1,151	$568	$—	$583
Liabilities:
Derivatives, net(a)	$2,565	$1,331	$—	$1,234
Deferred compensation	7,172	—	7,172	—
Total Liabilities	$9,737	$1,331	$7,172	$1,234

(a)
As of September 30, 2026, and December 31, 2025, collateral of $0.7 million and $1.8 million, respectively, was posted against and netted with derivative liability positions. The fair value of the derivatives disclosed in this table has not been adjusted for the collateral posted.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Realized and unrealized gains (losses):
Included in regulatory assets	—	—	—	—
Included in regulatory liability	1,232	515	$1,674	$1,158
Included in earnings	(1,039)	(456)	(202)	(1,722)
Settlements	1,039	456	202	1,723

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(b).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Purchased power expense	$(1,039)	$(456)	$(202)	$(1,722)

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

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of September 30, 2026(a)	Estimated Date of Commercial Operation
Darien(b)(c)	10%	Battery	7.5 MW	$18 million(k)	$8.1 million	2027
Koshkonong(b)(d)	10%	Solar/Battery	30 MW/16.5 MW	$93 million(k)	$76.1 million	2026 Solar 2027 Battery
High Noon(b)(e)	10%	Solar/Battery	30 MW/16.5 MW	$99 million	$67.6 million	2027
Badger Hollow(b)(f)	10%	Wind	11.2 MW	$36 million	$8.2 million	2027
Whitetail(g)	10%	Wind	6.7 MW	$23 million	$1.2 million	2027
Dawn Harvest(b)(h)	10%	Solar	15 MW	$34 million	$19.5 million	2027
Forward Repower(b)(i)	13%	Wind	18 MW	$14 million	$10.0 million	2027
Columbia Energy Dome(b)(e)	19%	Storage	3.4 MW	$22 million(k)(l)	$7.1 million	2028
Ursa(b)(e)	10%	Solar	20 MW	$46 million	$6.6 million	2028
Saratoga(b)(j)	10%	Solar/Battery	15 MW/5 MW	$46 million	$12.3 million	2028
Good Oak(b)(e)	10%	Solar	9.8 MW	$22 million	$9.3 million	2028
Gristmill(b)(e)	10%	Solar	6.7 MW	$15 million	$6.5 million	2028

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. During the three and nine months ended September 30, 2026, MGE recognized $4.7 million and $12.6 million, respectively, after tax, in AFUDC for these projects compared to $1.6 million and $3.8 million for the comparable periods in 2025.
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
(l)
This project was awarded with a grant from the U.S. Department of Energy's Office of Clean Energy Demonstrations. This will reduce the total estimated project expenses. The remaining cost is expected to be approximately $16 million. As of September 30, 2026, MGE received $4.3 million in reimbursements. This is not reflected in the table above.
13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2026	2025	2026	2025
Residential	$59,630	$54,253	$148,874	$142,574
Commercial	78,342	72,004	205,379	196,666
Industrial	3,873	3,393	9,995	9,474
Other-retail/municipal	12,160	10,764	32,346	30,454
Total retail	154,005	140,414	396,594	379,168
Sales to the market	18,071	13,980	36,706	28,300
Other	638	883	2,174	2,576
Total electric revenues	172,714	155,277	435,474	410,044

Gas revenues
Residential	11,990	12,646	92,761	84,470
Commercial/Industrial	5,352	6,273	60,716	53,820
Total retail	17,342	18,919	153,477	138,290
Gas transportation	21	1,156	4,343	4,853
Other	106	113	513	451
Total gas revenues	17,469	20,188	158,333	143,594

Non-regulated energy revenues	214	214	488	463
Total Operating Revenue	$190,397	$175,679	$594,295	$554,101

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

The following tables show segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	Total Reportable Segments	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2026
Operating revenues	$172,714	$17,469	$214	$—	$190,397	$—	$—	$190,397
Interdepartmental revenues	5	5,400	11,773	—	17,178	—	(17,178)	—
Total operating revenues	172,719	22,869	11,987	—	207,575	—	(17,178)	190,397
Fuel and purchased power	(30,512)	—	—	—	(30,512)	—	1,379	(29,133)
Purchased gas costs	—	(4,494)	—	—	(4,494)	—	4,033	(461)
Depreciation and amortization	(22,278)	(5,034)	(1,990)	—	(29,302)	—	—	(29,302)
Interest expense	(8,231)	(2,263)	(801)	—	(11,295)	—	—	(11,295)
Other segment items(a)	(58,211)	(16,247)	(37)	—	(74,495)	4,346	11,766	(58,383)
Income tax (provision) benefit	(5,565)	1,500	(2,495)	(1,069)	(7,629)	(1,761)	—	(9,390)
Equity in earnings of investments	—	—	—	3,925	3,925	—	—	3,925
Net income (loss)	47,922	(3,669)	6,664	2,856	53,773	2,585	—	56,358

Three Months Ended September 30, 2025
Operating revenues	$155,277	$20,188	$214	$—	$175,679	$—	$—	$175,679
Interdepartmental revenues	(98)	6,393	11,249	—	17,544	—	(17,544)	—
Total operating revenues	155,179	26,581	11,463	—	193,223	—	(17,544)	175,679
Fuel and purchased power	(27,878)	—	—	—	(27,878)	—	1,400	(26,478)
Purchased gas costs	—	(9,868)	—	—	(9,868)	—	5,003	(4,865)
Depreciation and amortization	(22,470)	(4,396)	(1,950)	—	(28,816)	—	—	(28,816)
Interest expense	(6,703)	(1,836)	(873)	—	(9,412)	—	—	(9,412)
Other segment items(a)	(56,785)	(14,439)	(30)	—	(71,254)	2,946	11,141	(57,167)
Income tax (provision) benefit	(5,039)	1,148	(2,345)	(912)	(7,148)	(641)	—	(7,789)
Equity in earnings of investments	—	—	—	3,345	3,345	—	—	3,345
Net income (loss)	36,304	(2,810)	6,265	2,433	42,192	2,305	—	44,497

Nine Months Ended September 30, 2026
Operating revenues	$435,474	$158,333	$488	$—	$594,295	$—	$—	$594,295
Interdepartmental revenues	(13)	16,609	34,767	—	51,363	—	(51,363)	—
Total operating revenues	435,461	174,942	35,255	—	645,658	—	(51,363)	594,295
Fuel and purchased power	(74,094)	—	—	—	(74,094)	—	3,465	(70,629)
Purchased gas costs	—	(93,750)	—	—	(93,750)	—	13,181	(80,569)
Depreciation and amortization	(65,491)	(14,898)	(5,941)	—	(86,330)	—	—	(86,330)
Interest expense	(24,478)	(6,736)	(2,455)	—	(33,669)	—	—	(33,669)
Other segment items(a)	(171,362)	(47,224)	(118)	—	(218,704)	7,345	34,717	(176,642)
Income tax provision	(3,821)	(3,164)	(7,284)	(3,068)	(17,337)	(2,188)	—	(19,525)
Equity in earnings of investments	—	—	—	11,261	11,261	—	—	11,261
Net income	96,215	9,170	19,457	8,193	133,035	5,157	—	138,192

Nine Months Ended September 30, 2025
Operating revenues	$410,044	$143,594	$463	$—	$554,101	$—	$—	$554,101
Interdepartmental revenues	(174)	15,423	33,474	—	48,723	—	(48,723)	—
Total operating revenues	409,870	159,017	33,937	—	602,824	—	(48,723)	554,101
Fuel and purchased power	(73,508)	—	—	—	(73,508)	—	3,229	(70,279)
Purchased gas costs	—	(82,369)	—	—	(82,369)	—	12,227	(70,142)
Depreciation and amortization	(66,099)	(12,975)	(5,774)	—	(84,848)	—	—	(84,848)
Interest expense	(19,681)	(5,367)	(2,668)	—	(27,716)	—	—	(27,716)
Other segment items(a)	(170,894)	(45,550)	(97)	—	(216,541)	2,219	33,267	(181,055)
Income tax provision	(3,609)	(3,278)	(6,918)	(2,614)	(16,419)	(641)	—	(17,060)
Equity in earnings of investments	—	—	—	9,586	9,586	—	—	9,586
Net income	76,079	9,478	18,480	6,972	111,009	1,578	—	112,587
(a)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Total Reportable Segments	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2026
Operating revenues	$172,714	$17,469	$214	$190,397	$—	$190,397
Interdepartmental revenues	5	5,400	11,773	17,178	(17,178)	—
Total operating revenues	172,719	22,869	11,987	207,575	(17,178)	190,397
Fuel and purchased power	(30,512)	—	—	(30,512)	1,379	(29,133)
Purchased gas costs	—	(4,494)	—	(4,494)	4,033	(461)
Depreciation and amortization	(22,278)	(5,034)	(1,990)	(29,302)	—	(29,302)
Interest expense	(8,231)	(2,263)	(801)	(11,295)	—	(11,295)
Other segment items(b)	(58,211)	(16,247)	(37)	(74,495)	11,766	(62,729)
Income tax (provision) benefit	(5,565)	1,500	(2,495)	(6,560)	—	(6,560)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,764)	(5,764)
Net income (loss) attributable to MGE	47,922	(3,669)	6,664	50,917	(5,764)	45,153

Three Months Ended September 30, 2025
Operating revenues	$155,277	$20,188	$214	$175,679	$—	$175,679
Interdepartmental revenues	(98)	6,393	11,249	17,544	(17,544)	—
Total operating revenues	155,179	26,581	11,463	193,223	(17,544)	175,679
Fuel and purchased power	(27,878)	—	—	(27,878)	1,400	(26,478)
Purchased gas costs	—	(9,868)	—	(9,868)	5,003	(4,865)
Depreciation and amortization	(22,470)	(4,396)	(1,950)	(28,816)	—	(28,816)
Interest expense	(6,703)	(1,836)	(873)	(9,412)	—	(9,412)
Other segment items(b)	(56,785)	(14,439)	(30)	(71,254)	11,141	(60,113)
Income tax (provision) benefit	(5,039)	1,148	(2,345)	(6,236)	—	(6,236)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(5,668)	(5,668)
Net income (loss) attributable to MGE	36,304	(2,810)	6,265	39,759	(5,668)	34,091

Nine Months Ended September 30, 2026
Operating revenues	$435,474	$158,333	$488	$594,295	$—	$594,295
Interdepartmental revenues	(13)	16,609	34,767	51,363	(51,363)	—
Total operating revenues	435,461	174,942	35,255	645,658	(51,363)	594,295
Fuel and purchased power	(74,094)	—	—	(74,094)	3,465	(70,629)
Purchased gas costs	—	(93,750)	—	(93,750)	13,181	(80,569)
Depreciation and amortization	(65,491)	(14,898)	(5,941)	(86,330)	—	(86,330)
Interest expense	(24,478)	(6,736)	(2,455)	(33,669)	—	(33,669)
Other segment items(b)	(171,362)	(47,224)	(118)	(218,704)	34,717	(183,987)
Income tax provision	(3,821)	(3,164)	(7,284)	(14,269)	—	(14,269)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(17,099)	(17,099)
Net income (loss) attributable to MGE	96,215	9,170	19,457	124,842	(17,099)	107,743

Nine Months Ended September 30, 2025
Operating revenues	$410,044	$143,594	$463	$554,101	$—	$554,101
Interdepartmental revenues	(174)	15,423	33,474	48,723	(48,723)	—
Total operating revenues	409,870	159,017	33,937	602,824	(48,723)	554,101
Fuel and purchased power	(73,508)	—	—	(73,508)	3,229	(70,279)
Purchased gas costs	—	(82,369)	—	(82,369)	12,227	(70,142)
Depreciation and amortization	(66,099)	(12,975)	(5,774)	(84,848)	—	(84,848)
Interest expense	(19,681)	(5,367)	(2,668)	(27,716)	—	(27,716)
Other segment items(b)	(170,894)	(45,550)	(97)	(216,541)	33,267	(183,274)
Income tax provision	(3,609)	(3,278)	(6,918)	(13,805)	—	(13,805)
Net income attributable to noncontrolling interest, net of tax	—	—	—	—	(16,981)	(16,981)
Net income (loss) attributable to MGE	76,079	9,478	18,480	104,037	(16,981)	87,056
(b)
Other segment items include AFUDC Income, Other Income, Net, Other Operations and Maintenance, Other General Taxes, and Interest Revenue.

The following tables show segment information for MGE Energy's and MGE's capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Nine Months Ended September 30, 2026	$241,768	$41,183	$9,271	$—	$—	$—	$292,222
Nine Months Ended September 30, 2025	210,095	36,396	9,131	—	—	—	255,622

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Nine Months Ended September 30, 2026	$241,768	$41,183	$9,271	$—	$292,222
Nine Months Ended September 30, 2025	210,095	36,396	9,131	—	255,622

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K.

During the three months ended September 30, 2026, MGE Energy's earnings were $56.4 million, or $1.48 per diluted share, compared to $44.5 million, or $1.22 per diluted share, during the same period in the prior year. MGE's earnings during the three months ended September 30, 2026, were $45.2 million compared to $34.1 million during the same period in the prior year.

During the nine months ended September 30, 2026, MGE Energy's earnings were $138.2 million, or $3.70 per diluted share, compared to $112.6 million, or $3.08 per diluted share, during the same period in the prior year. MGE's earnings during the nine months ended September 30, 2026, were $107.7 million compared to $87.1 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2026	2025	2026	2025
Electric Utility	$47.9	$36.3	$96.2	$76.1
Gas Utility	(3.6)	(2.8)	9.2	9.5
Nonregulated Energy	6.7	6.3	19.5	18.5
Transmission Investments	2.9	2.4	8.2	6.9
All Other	2.5	2.3	5.1	1.6
Net Income	$56.4	$44.5	$138.2	$112.6

Our net income during the three and nine months ended September 30, 2026, compared to the same periods in the prior year, primarily reflects the effects of the following factors:

Electric Utility

Earnings for the three and nine months ended September 30, 2026, increased year-over-year, primarily driven by a rise in the rate base due to increased electric investments approved in the 2026/2027 rate case. The increase also reflected higher allowance for funds used during construction (AFUDC) equity associated with the construction of Koshkonong, High Noon, Sunnyside, and other early development projects.

Transmission Investments

Transmission investment income increased primarily due to higher equity earnings from MGE Transco's investment in ATC.

All Other

Investment gains from venture capital funds resulted in higher earnings for the three and nine months ended September 30, 2026, compared to the same periods in the prior year. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

Significant Events

The following events affected the first nine months of 2026:

2026/2027 Rate Settlement Agreement: In December 2025, the PSCW approved a unanimous settlement agreement that MGE reached with intervening parties in its 2026/2027 rate case. As part of the settlement agreement, the PSCW approved a 0.15% increase for electric rates and a 2.77% increase to gas rates for 2026 and a 3.63% increase for electric rates and a 2.04% increase to gas rates for 2027. MGE filed a 2027 Fuel Cost Plan with the PSCW in June 2026. The plan would lower the 2027 increase in electric rates to 2.31% to reflect lower expected fuel costs. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2026. See "Other Matters" below for additional information on the 2026/2027 rate case settlement.

2026 Deferred Fuel Savings: MGE had deferred fuel savings through the nine months ended September 30, 2026. As of September 30, 2026, MGE deferred $7.6 million of 2026 fuel savings. These costs will be subject to the PSCW's annual review of 2026 fuel costs, expected to be completed during 2027. See Footnote 9 of the Notes to the Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

Large Scale Utility Projects: Large scale generation projects recently completed or under construction are summarized in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Source (In millions)	Share of Estimated Costs(a)	Costs Incurred as of September 30, 2026(a)(b)
Solar	$539	$185.9
Wind	73	19.3
Battery	200	92.5
Storage	22	7.1
Other	11	1.0

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $5.5 million, $4.3 million, $3.0 million, and $3.3 million of AFUDC equity earnings through September 30, 2026, on Koshkonong, High Noon, Sunnyside, and other projects, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.

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

Future Generation – MGE continues to work toward its goal of net-zero carbon electricity by 2050. Solar, wind, and storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal.

•
Growing renewable generation and storage. MGE is seeking to acquire, or has acquired, joint interests in several renewable generation and storage projects. The forecasted capital expenditures include approximately 252 MW of solar, 18 MW of wind, and 107 MW of storage, which include projects approved or pending PSCW approval. See the 2026-2031 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on those projects.

•
Transitioning away from coal. Elm Road Units: In October 2025, MGE, along with the plant co-owners, filed a joint application with the PSCW to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. See the 2026-2031 capital expenditures forecast included under "Liquidity and Capital Resources" below for additional information. By the end of 2030, coal is expected to be used only as a backup fuel at the Elm Road Units. By the end of 2032, MGE expects that the Elm Road Units will be fully transitioned away from coal.

Columbia: Operational, regulatory, and environmental regulation considerations have impacted and continue to impact Columbia's generation planning. MGE, as a minority owner, and Columbia's other co-owners continue to evaluate transitioning away from coal, including potential alternatives at Columbia while maintaining electric service reliability.

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

Financing and Equity Issuance Plans: On September 30, 2026, the PSCW approved MGE's application for authority to issue and sell (i) up to $800 million aggregate principal amount of long-term debt securities through December 31, 2029, and (ii) up to $250 million aggregate principal amount of short-term debt, with the authorization becoming effective on October 1, 2026. MGE Energy has equity programs available to issue new shares of common stock, including its at-the-market offering program, forward equity sale agreements, and its Direct Stock Purchase and Dividend Reinvestment Plan. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report for additional information on these programs. The amount and timing of any financings will be primarily driven by capital investments and cash requirements and will depend upon market conditions, regulatory approvals, and other factors.

Large-Load Growth: Management continues to receive inquiries from prospective large-load customers, including data-intensive and technology-focused operations, regarding electric service in our service territory. MGE evaluates these opportunities on a case-by-case basis, including consideration of load requirements, transmission and interconnection needs, and potential impacts on the electric system. The scope and timing of any resulting customer load remain uncertain.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Three Months Ended September 30, 2026 and 2025

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except CDD)	2026	2025	% Change	2026	2025	% Change
Residential	$59,630	$54,253	9.9%	286,184	270,444	5.8%
Commercial	78,342	72,004	8.8%	515,993	504,033	2.4%
Industrial	3,873	3,393	14.1%	38,440	37,780	1.7%
Other-retail/municipal	12,160	10,764	13.0%	113,004	104,264	8.4%
Total retail	154,005	140,414	9.7%	953,621	916,521	4.0%
Sales to the market	18,071	13,980	29.3%	109,341	145,831	(25.0)%
Other	638	883	(27.7)%	—	—	—%
Total	$172,714	$155,277	11.2%	1,062,962	1,062,352	0.1%

Cooling degree days (normal 509)				571	504	13.3%

Electric revenue increased $17.4 million during the three months ended September 30, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Revenue subject to refund, net	$5.5
Sales to the market	4.1
Increase in residential volume	2.9
Rate changes	2.8
Net increase in commercial, industrial and other-retail/municipal volume	1.4
Customer fixed and demand charges	0.9
Other	(0.2)
Total	$17.4

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

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than is needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended September 30, 2026, sales were made at higher prices and were partially offset by decreased market volume compared to the same period in the prior year. The revenue generated from these sales is largely offset by fuel rules costs, and does not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements in this Report.

•
Residential Volume. During the three months ended September 30, 2026, residential sales increased by approximately 6% compared to the same period in the prior year. This increase was driven by favorable weather conditions and an increase in customers during the three months ended September 30, 2026, compared to the same period in the prior year.

•
Rate changes. In December 2025, the PSCW authorized MGE to increase 2026 rates for retail electric customers by approximately 0.15%. Rates charged to retail customers during the three months ended September 30, 2026, were $2.8 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increases in rates associated with fuel or purchased power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.
•
Commercial, industrial, and other-retail/municipal volume. During the three months ended September 30, 2026, there was an approximately 2% increase in commercial sales compared to the same period in the prior year. This increase was driven by more favorable weather conditions and increased use per customer in the current year.

Electric fuel and purchased power

	Three Months Ended September 30,
(In millions)	2026	2025	$ Change
Fuel for electric generation	$24.1	$22.2	$1.9
Purchased power	5.1	4.3	0.8

The $1.9 million increase in fuel for electric generation was due to an approximately 9% increase in the average cost compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power increased $0.8 million. The increase in purchased power was due to an approximately 12% increase in average cost and an approximately 6% increase in market purchases. There were no deferred fuel costs recovered during the three months ended September 30, 2026 and 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended September 30,			Three Months Ended September 30,
rate per therm of retail customer)	2026	2025	% Change	2026	2025	% Change
Residential	$11,990	$12,646	(5.2)%	6,108	6,156	(0.8)%
Commercial/Industrial	5,352	6,273	(14.7)%	9,614	9,527	0.9%
Total retail	17,342	18,919	(8.3)%	15,722	15,683	0.2%
Gas transportation	21	1,156	(98.2)%	14,295	15,838	(9.7)%
Other	106	113	(6.2)%	—	—	—%
Total	$17,469	$20,188	(13.5)%	30,017	31,521	(4.8)%
Heating degree days (normal 128)				95	105	(9.5)%
Average rate per therm of retail customer	$1.103	$1.206	(8.5)%

Gas revenue decreased $2.7 million during the three months ended September 30, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Revenue subject to refund, net	$(4.5)
Other	1.1
Rate changes	0.7
Total	$(2.7)

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

•
Other. For the three months ended September 30, 2026, other gas revenue increased primarily due to customer growth and higher residential customer fixed rate.

Cost of gas sold

Cost of gas sold decreased $4.4 million during the three months ended September 30, 2026, compared to the same period in the prior year, primarily due to lower gas costs, including a refund associated with revised transportation and storage rates. This was partially offset by an increase in therms delivered of approximately 2%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the three months ended September 30, 2026, operations and maintenance expenses increased $8.6 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$2.8
Increased electric production expenses	1.6
Increased transmission costs	1.6
Increased customer accounts costs	1.1
Increased electric distribution expenses	0.6
Increased gas distribution expenses	0.5
Increased other expenses	0.4
Total	$8.6

•
Increased administrative and general costs are primarily related to increased pension and other postretirement costs. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement costs are generally offset by electric revenue and do not have a significant impact on net income.

•
Electric production expenses increased primarily due to higher operating and maintenance costs at the Columbia generating station, including boiler plant maintenance and other generation-related expenses.

•
Increased transmission costs are primarily a result of an increase in transmission rate. Transmission costs represent ATC and MISO network transmission expenses authorized to be collected in rates. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual costs included in rates and to be recovered or refunded in a future rate proceeding. Transmission cost is generally offset by electric revenue and does not have a significant impact on net income.

•
Increased customer accounts costs are primarily due to higher costs associated with customer-related technology systems and supporting activities.

Consolidated depreciation expense

Electric depreciation expense decreased $0.2 million and gas depreciation expense increased $0.6 million during the three months ended September 30, 2026, compared to the same period in the prior year. In December 2025, the PSCW approved new depreciation rates, which were implemented and became effective as of January 1, 2026. These new rates were the primary driver for the change in depreciation expense.

Electric and gas other income

Electric other income increased $4.3 million and gas other income increased $0.3 million during the three months ended September 30, 2026, compared to the same period in the prior year, driven by a $0.7 million positive impact from non-service costs components of pension and other postretirement costs. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income. Higher AFUDC-Equity due to continued capital investment further contributed to an increase of $3.3 million in electric other income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended September 30, 2026 and 2025, net income at the nonregulated energy operations segment was $6.7 million and $6.3 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended September 30, 2026 and 2025, other income at the transmission investment segment primarily reflects ATC's operations and was $3.9 million and $3.3 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $2.0 million in other income from all other operations during the three months ended September 30, 2026, primarily reflects results from investment gains recognized in the current year from venture capital funds. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

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

	Three Months Ended
	September 30,
(In millions)	2026	2025
MGE Power Elm Road	$3.9	$3.7
MGE Power West Campus	1.9	2.0

Results of Operations

Nine Months Ended September 30, 2026 and 2025

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except CDD)	2026	2025	% Change	2026	2025	% Change
Residential	$148,874	$142,574	4.4%	705,093	688,780	2.4%
Commercial	205,379	196,666	4.4%	1,389,462	1,374,283	1.1%
Industrial	9,995	9,474	5.5%	110,010	108,050	1.8%
Other-retail/municipal	32,346	30,454	6.2%	295,924	283,214	4.5%
Total retail	396,594	379,168	4.6%	2,500,489	2,454,327	1.9%
Sales to the market	36,706	28,300	29.7%	289,693	365,330	(20.7)%
Other revenues	2,174	2,576	(15.6)%	—	—	—%
Total	$435,474	$410,044	6.2%	2,790,182	2,819,657	(1.0)%

Cooling degree days (normal 712)				735	727	1.1%

Electric revenue increased $25.4 million during the nine months ended September 30, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Sales to the market	$8.4
Rate changes	6.8
Revenue subject to refund, net	3.9
Increase in residential volume	3.0
Customer fixed and demand charges	2.0
Net increase in commercial, industrial and other-retail/municipal volume	1.7
Other	(0.4)
Total	$25.4

•
Sales to the market. Sales to the market typically occur when MGE has more generation in the MISO market than is needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the nine months ended September 30, 2026, sales were made at higher prices and were partially offset by decreased market volume compared to the same period in the prior year. The revenue generated from these sales is largely offset by fuel rules costs, and does not have a significant impact on net income. See fuel rules discussion in Footnote 9 of the Notes to Consolidated

Financial Statements in this Report.

•
Rate changes. In December 2025, the PSCW authorized MGE to increase 2026 rates for retail electric customers by approximately 0.15%. Rates charged to retail customers during the nine months ended September 30, 2026, were $6.8 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increases in rates associated with fuel or purchased power costs are generally offset by fuel and purchased power costs and do not have a significant impact on net income.

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

•
Residential Volume. During the nine months ended September 30, 2026, residential sales increased by approximately 2% compared to the same period in the prior year. This increase was driven by favorable weather conditions and an increase in customers during the nine months ended September 30, 2026, compared to the same period in the prior year.

•
Customer fixed and demand charges. During the nine months ended September 30, 2026, fixed and demand charges increased $2.0 million, primarily attributable to the increase in demand charges for commercial customers.
•
Commercial, industrial, and other-retail/municipal volume. During the nine months ended September 30, 2026, there was an approximately 1% increase in commercial sales compared to the same period in the prior year. This increase was driven by more favorable weather conditions and increased use per customer in the current year.

Electric fuel and purchased power

	Nine Months Ended September 30,
(In millions)	2026	2025	$ Change
Fuel for electric generation	$57.3	$56.1	$1.2
Purchased power	13.3	14.2	(0.9)

The $1.2 million increase in fuel for electric generation in the first nine months of 2026 was due to an approximately 6% increase in the average cost, partially offset by an approximately 3% decrease in internal generation, each compared to the same period in the prior year.

Excluding deferred fuel costs, purchased power decreased $0.9 million in the first nine months of 2026, compared to the same period in the prior year. The decrease in purchased power was due to an approximately 27% decrease in average cost. This decrease was partially offset by an approximately 29% increase in market purchases as a result of decreased internal generation. There were no deferred fuel costs recovered during the nine months ended September 30, 2026 and 2025.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Nine Months Ended September 30,			Nine Months Ended September 30,
rate per therm of retail customer)	2026	2025	% Change	2026	2025	% Change
Residential	$92,761	$84,470	9.8%	68,816	71,418	(3.6)%
Commercial/Industrial	60,716	53,820	12.8%	68,586	70,147	(2.2)%
Total retail	153,477	138,290	11.0%	137,402	141,565	(2.9)%
Gas transportation	4,343	4,853	(10.5)%	51,259	53,091	(3.5)%
Other revenues	513	451	13.7%	—	—	—%
Total	$158,333	$143,594	10.3%	188,661	194,656	(3.1)%
Heating degree days (normal 4,412)				4,123	4,317	(4.5)%
Average rate per therm of retail customer	$1.117	$0.977	14.3%

Gas revenue increased $14.7 million during the nine months ended September 30, 2026, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$16.8
Other	3.3
Decrease in volume	(3.2)
Revenue subject to refund, net	(2.2)
Total	$14.7

•
Rate changes. In December 2025, the PSCW authorized MGE to increase 2026 rates for retail gas customers by approximately 2.77%.

MGE recovers the cost of natural gas in its gas segment through the PGA. Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased, driving higher rates during the nine months ended September 30, 2026.

The average retail rate per therm excluding customer fixed charges for the nine months ended September 30, 2026, increased approximately 14% compared to the same period in the prior year, reflecting an increase in natural gas commodity costs (recovered through the PGA).

•
Other. For the nine months ended September 30, 2026, other gas revenue increased primarily due to customer growth and higher residential customer fixed rate.

•
Volume. For the nine months ended September 30, 2026, retail gas deliveries decreased approximately 3% compared to the same period in the prior year. The decrease was primarily attributable to lower residential use per customer. Unfavorable weather conditions during the first nine months of 2026 further contributed to the reduction in volumes.

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

Cost of gas sold

Cost of gas sold increased $10.4 million during the nine months ended September 30, 2026, compared to the same period in the prior year. Cost per therm increased approximately 18%, partially offset by a decrease in therms delivered of approximately 3%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenues above.

Consolidated operations and maintenance expenses

During the nine months ended September 30, 2026, operations and maintenance expenses increased $21.1 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$9.8
Increased transmission costs	4.8
Increased electric production expenses	3.8
Increased electric distribution expenses	1.1
Increased gas distribution expenses	0.6
Increased customer accounts costs	0.5
Increased other expenses	0.5
Total	$21.1

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

•
Electric distribution costs increased, primarily due to higher system maintenance and operating costs, including overhead line maintenance and increased locating services.

Consolidated depreciation expense

Electric depreciation expense decreased $0.6 million and gas depreciation expense increased $1.9 million during the nine months ended September 30, 2026, compared to the same period in the prior year. In December 2025, the PSCW approved new depreciation rates, which were implemented and became effective as of January 1, 2026. These new rates were the primary driver for the change in depreciation expense.

Electric and gas other income

Electric other income increased $15.2 million and gas other income increased $3.3 million during the nine months ended September 30, 2026, compared to the same period in the prior year, driven by a $7.2 million positive impact from non-service costs components of pension and other postretirement costs. The PSCW has authorized MGE to defer as a regulatory asset or liability, the difference between actual pension and other postretirement costs included in rates and to be recovered or refunded in a future rate proceeding. Pension and other postretirement cost is generally offset by electric and gas revenue and does not have a significant impact on net income. Higher AFUDC-Equity due to continued capital investment further contributed to an increase of $9.5 million in electric other income.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the nine months ended September 30, 2026 and 2025, net income at the nonregulated energy operations segment was $19.5 million and $18.5 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. During the nine months ended September 30, 2026 and 2025, other income at the transmission investment segment primarily reflects ATC's operations and was $11.3 million and $9.6 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC.

All Other Operations - MGE Energy

Other income

The increase of $5.9 million in other income from all other operations during the nine months ended September 30, 2026, primarily reflects results from investment gains recognized in the current year, from venture capital funds. These venture capital investments support early-stage companies working to advance smart technologies, the customer experience, distributed energy resources, electrification, cybersecurity and other priorities for utility companies, such as greater sustainability.

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

	Nine Months Ended
	September 30,
(In millions)	2026	2025
MGE Power Elm Road	$11.4	$11.4
MGE Power West Campus	5.7	5.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2026, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of September 30, 2026, that MGE Energy and MGE have entered into with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets, including our at-the-market program. In May 2026, MGE Energy also completed a public offering of common stock, including forward sale agreements that will provide an additional source of liquidity and financial flexibility to support future capital investment needs upon settlement of the shares of common stock sold under the agreements, as described in Footnote 6.c. of the Notes to Consolidated Financial Statements in this Report. The amount and timing of any financings will be primarily driven by capital investments and cash requirements and will depend upon market conditions, regulatory approvals, and other factors. MGE plans to maintain a capital structure consistent with authorized levels approved by its regulator. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2025 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities, together with the disclosure under the heading "Third Amended and Restated Credit Agreements" below and Footnote 6 of the Notes to Consolidated Financial Statements in this Report.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2026 and 2025:

	MGE Energy		MGE
(In thousands)	2026	2025	2026	2025
Cash provided by (used for):
Operating activities	$241,054	$228,770	$237,593	$221,982
Investing activities	(297,140)	(261,846)	(297,188)	(256,993)
Financing activities	61,243	22,600	60,269	22,080

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

The principal increases (decreases) in cash flows from operating activities during the nine months ended September 30, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Higher overall collections from customers, driven by higher electric and gas rates	$48.3	$48.3
Changes in income taxes paid/received - includes proceeds from renewable tax credits transferred to other corporate taxpayers during 2026 of $12.2 million	14.8	14.7
Higher payments for other operation and maintenance expenses	(26.9)	(23.4)
Higher payments for fuel and purchased power at our generation plants, as well as higher natural gas costs to our customers	(19.1)	(19.1)
Higher payments for interest	(4.4)	(4.4)
Other operating activities	(0.4)	(0.5)
Increase in cash provided by operating activities	$12.3	$15.6

Capital Requirements and Investing Activities

The principal increases (decreases) in cash flows from investing activities during the nine months ended September 30, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Capital expenditures, primarily reflects an increase in electric and gas utility expenditures, specifically related to spending for Sunnyside, Dawn Harvest, Saratoga, Forward Repower, and local battery storage construction	$(36.6)	$(36.6)
Capital contributions to ATC and other investments	(2.9)	—
Proceeds from the sale of investments	7.7	—
Other investing activities	(3.5)	(3.6)
Decrease in cash flows from investing activities	$(35.3)	$(40.2)

Capital Expenditures

The following table shows MGE Energy's forecasted capital expenditures for 2026 through 2031:

	Forecasted
(In thousands)	2026(a)	2027	2028	2029	2030	2031
Electric	$354,000	$527,000	$275,000	$261,000	$267,000	$271,000
Gas	49,000	52,000	55,000	75,000	77,000	78,000
Utility plant total	403,000	579,000	330,000	336,000	344,000	349,000
Nonregulated	12,000	15,000	15,000	13,000	10,000	9,000
MGE Energy total	$415,000	$594,000	$345,000	$349,000	$354,000	$358,000

(a)
Includes actual capital expenditures already incurred in 2026 and estimated capital expenditures for the remainder of the year.

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

Forecasted capital expenditures reflect the following significant generation and storage projects that are currently under construction or pending regulatory approval:

Project	Ownership Interest	Source	Share of Generation/ Storage	Share of Estimated Costs(b)	In-Service or Estimated Date of Commercial Operation
Sunnyside(a)	100%	Solar/Battery	20 MW/40 MW	$112 million(c)(d)	2026 Solar 2027 Battery
Koshkonong(a)	10%	Solar/Battery	30 MW/16.5 MW	$93 million(c)(d)(f)	2026 Solar 2027 Battery
Badger Hollow(a)	10%	Wind	11.2 MW	$36 million(c)(d)	2027
Darien(a)	10%	Battery	7.5 MW	$18 million(c)(d)(f)	2027
Dawn Harvest(a)	10%	Solar	15 MW	$34 million(c)(d)	2027
Forward Repower(a)	13%	Wind	18 MW	$14 million(c)(d)	2027
High Noon(a)	10%	Solar/Battery	30 MW/16.5 MW	$99 million(c)(d)	2027
RockGen(e)(i)	33%	Natural Gas	168 MW	$203 million	2027
Whitetail(a)	10%	Wind	6.7 MW	$23 million(d)	2027
Columbia Energy Dome(a)	19%	Storage	3.4 MW	$22 million(c)(d)(f)(g)	2028
Elm Road(e)(h)	8%	Natural Gas Conversion	106 MW	$11 million	2028
Fox(e)	10%	Solar	10 MW	$27 million	2028
Good Oak(a)	10%	Solar	9.8 MW	$22 million(c)(d)	2028
Gristmill(a)	10%	Solar	6.7 MW	$15 million(c)(d)	2028
Saratoga(a)	10%	Solar/Battery	15 MW/5 MW	$46 million(c)(d)	2028
Superior(e)	10%	Solar	15 MW	$40 million	2028
Ursa(a)	10%	Solar	20 MW	$46 million(c)(d)	2028
Akron(e)	10%	Solar	20 MW	$52 million	2029
Dawn Break(e)	10%	Solar/Battery	18 MW/18 MW	$78 million	2029
Emerald Bluffs(e)	10%	Solar	22.5 MW	$57 million	2029

(a)
Approved by the PSCW.
(b)
Excluding AFUDC.
(c)
MGE received PSCW approval to recover 100% AFUDC.
(d)
See Footnote 12 of Notes to Consolidated Financial Statements in this Report for information on costs incurred.
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

Other local solar and battery storage projects: In 2026 through 2028, electric renewable capital expenditures include local investments in solar generation and battery storage. Forecasted total capital expenditures for those years are approximately $46 million.

Cash Provided by Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

The principal increases (decreases) in cash flows from financing activities during the nine months ended September 30, 2026, compared to the same period in 2025, were as follows:

(In millions)	MGE Energy	MGE
Higher issuance of common stock	$88.2	$—
Change in long-term debt(a)	73.7	73.7
Higher capital contribution from parent (MGE Energy)	—	81.5
Lower cash dividends to parent (MGE Energy)	—	4.0
Change in short-term debt borrowings, net	(118.3)	(118.3)
Higher cash dividends paid, dividend rate per share ($1.458 vs. $1.375)	(4.3)	—
Higher distributions to parent (MGE Energy) from noncontrolling interest, representing distributions from MGE Power Elm Road and MGE Power West Campus(b)	—	(2.0)
Other financing activities	(0.7)	(0.7)
Increase in cash flows from financing activities	$38.6	$38.2

(a)
In January 2026, MGE issued $90 million of senior unsecured notes that were used to assist with financing additional capital expenditures and other corporate obligations. In January 2026, MGE completed a redemption of $1.2 million of its outstanding first mortgage bonds. In September 2026, MGE repaid $15 million of outstanding long-term debt.

(b) The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	September 30, 2026	December 31, 2025
Common shareholders' equity	61.3%	58.9%
Long-term debt(a)	36.6%	36.8%
Short-term debt	2.1%	4.3%

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

Third Amended and Restated Credit Agreements

As of September 30, 2026, MGE Energy and MGE had revolving credit facilities with aggregate commitments of $50 million and $130 million, respectively.

On October 1, 2026, MGE Energy and MGE entered into third amended and restated credit agreements which amended and restated their existing revolving credit facilities to, among other things, (i) extend the maturity dates to October 1, 2031 and (ii) increase the aggregate commitment under MGE's revolving credit facilities from $130 million to $250 million. MGE Energy's revolving credit commitment remained $50 million.

Environmental Matters

See the discussion of environmental matters included in the 2025 Annual Report on Form 10-K, as updated by Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

Rate Matters

In December 2025, the PSCW approved a settlement agreement for MGE's 2026/2027 rate case. As part of that settlement agreement, the PSCW approved a 0.15% increase for electric rates and a 2.77% increase to gas rates for 2026 and a 3.63% increase for electric rates and a 2.04% increase to gas rates for 2027. MGE filed a 2027 Fuel Cost Plan with the PSCW in June 2026. The plan would lower the 2027 increase in electric rates to 2.31% to reflect lower expected fuel costs. MGE expects a final decision from the PSCW on the Fuel Cost Plan by the end of 2026.

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

In late 2025, the DOC initiated new AD/CVD investigations into solar imports from India, Indonesia, and Laos. In September 2026, the DOC issued final affirmative determinations in both investigations, establishing increased tariff rates. The USITC also released a final affirmative determination in its parallel injury investigation in October 2026. Additionally, in August 2026, following a 'Section 232' national security investigation into the global polysilicon supply chain, the U.S. government announced new trade measures applicable to imports of polysilicon and certain derivative products, including solar cells and modules.

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

Tariffs

U.S. and international trade policies, including tariffs, port fees, trade sanctions, import restrictions, and other import/export regulations, continue to evolve, influenced by geopolitical developments and economic priorities. In September 2026, the U.S. government announced additional trade measures under Section 338 of the Tariff Act of 1930 that modified tariffs on certain Canadian goods and imposed targeted import restrictions. MGE is proactively evaluating the potential effects of these and other trade policy changes on operating costs and capital investments, particularly for renewable energy and battery storage initiatives. Such policy changes could lead to higher costs, supply chain disruptions, or delays in project timelines.

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

Item 4. Controls and Procedures.

During the third quarter of 2026, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2026, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2026, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, that registrant's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of MGE Energy or MGE adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Ex. No.		Exhibit Description
10.1

Third Amended and Restated Credit Agreement dated as of October 1, 2026, among MGE Energy, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and U.S. Bank National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by MGE Energy and MGE with the U.S. Securities and Exchange Commission on October 5, 2026).

10.2

Third Amended and Restated Credit Agreement dated as of October 1, 2026, among Madison Gas and Electric Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America,
N.A. and U.S. Bank National Association, as Syndication Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by MGE Energy and MGE with the U.S. Securities and Exchange Commission on October 5, 2026).

10.3

Third Amended and Restated Credit Agreement dated as of October 1, 2026, among Madison Gas and Electric Company, the Lenders party thereto, U.S. Bank National Association, as Administrative Agent, and Associated
Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by MGE Energy and MGE with the U.S. Securities and Exchange Commission on October 5, 2026).

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

MGE ENERGY, INC.

Date: November 4, 2026	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 4, 2026	/s/ Jared J. Bushek
Jared J. Bushek Executive Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: November 4, 2026	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 4, 2026	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 4, 2026	/s/ Jared J. Bushek
Jared J. Bushek Executive Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: November 4, 2026	/s/ Jenny L. Lagerwall
Jenny L. Lagerwall Assistant Vice President - Accounting and Controller (Chief Accounting Officer)